Form 10QSB
period 1997-01-31
PRECIOUS METAL MINES INC
filed 2000-04-12
CIK 825999

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               -----------------

                                   FORM 10-QSB

                               -----------------


          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal qurter ended: January 31, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                               -----------------


                      Commission File Number: 033-18437-LA


                          PRECIOUS METALS MINES, INC.
            Incorporated pursuant to the laws of the state of Nevada


                               -----------------


                  IRS Employer Identification No. - 88-0230400

                15th Floor, 640 5th Ave., New York City, NY 10019
                                 (212) 262-5786


===============================================================================


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

 Yes    X     No
    ---------   ---------

The Company had 4,165,705 shares of common stock outstanding at January 31, 1997.

Transitional Small Business Disclosure Format (check one): Yes        No   X
                                                              -------   -------

                           PRECIOUS METAL MINES, INC.

                                TABLE OF CONTENTS



                         PART I. FINANCIAL INFORMATION



Item 1.   Financial Statements (Unaudited)


   Balance Sheets as of January 31, 1997 ...............................3

   Statements of Operations ............................................4

   Statements of Cash Flows ............................................5

   Notes to Consolidated Financial Statements (unaudited)...............6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................. 7


                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K................................7

   Signature Page........................................................8

                             PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                           PRECIOUS METAL MINES, INC.
                                 BALANCE SHEETS


                ASSETS

                                              January 31,       October 31,
                                                1997               1996
                                              --------           --------
                                             (Unaudited)

CURRENT ASSETS:
    Cash and cash equivalents                       $ 0               $ 0

    Notes Receivable                            $20,750           $20,750

MINING PROPERTIES                                     0                 0

TOTAL ASSETS                                    $20,750           $20,750
                                              ----------        ----------


                LIABILITIES AND STOCKHOLDERS' EQUITY


                                              January 31,       October 31,
                                                 1997              1996
                                               --------          --------
                                             (Unaudited)

CURRENT LIABILITIES:

    Stockholder Advances                       $  5,225                 0
    Accounts payable                             25,240           $20,015
                                              ----------       -----------

TOTAL CURRENT LIABILITIES                       $30,465           $20,015


STOCKHOLDERS' EQUITY
    Common stock, $.01 par value;
    Authorized 50,000,000
     for property - 750,000 shares issued
     for services -  273,000 shares issued
     for cash  -     3,142,705 shares

     Total Issued 4,165,705 shares              $41,657          $16,657

     Capital Surplus                            128,833          128,833

     Deficit accumulated during
     the development stage                    -$171,793        -$165,505
                                             -----------      -----------
TOTAL STOCKHOLDER'S EQUITY                      -$1,303       -$  20,015
                                             -----------      -----------
TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY                            $23,937                0
                                             ===========       ==========

                           PRECIOUS METAL MINES, INC.
                            STATEMENTS OF OPERATIONS


                                          Three Months Ended             Year Ended
                                           January 31, 1997           October 31, 1996
                                           ----------------           ----------------
                                              (Unaudited)                (Unaudited)
INCOME

         Received for Lease                            $ 0                       $ 0
         Cancellation of Lease                           0                         0
                  Total Income                           0                         0

EXPENSES

         Administration                              $6,288                  $27,955
         Financial                                        0                        0
         Property                                         0                        0
         Organization - Note 3                            0                        0
                                                ------------              -----------
                  Total Expenses                     $6,288                   $27,955

             Income (loss) from operations          -$6,288                  -$27,955
                                                ------------              -----------
         Average Shares Outstanding               4,165,705                 1,681,054

         Loss per share                              $.0016                    $.0210

         Deficit at Beginning of Period            $165,505                  $137,550

         Deficit at End of Period                  $171,793                  $165,505



                              PRECIOUS METAL MINES
                             STATEMENT OF CASH FLOWS


                               Three Months Ended       Three Months Ended
                                January 31, 1997         October 31, 1996
                                ----------------         ----------------
                                   (Unaudited)              (Unaudited)
Cash Received from
subscription to
Companies Shares                              0                        0

Cash Received from
Officers                                $25,000                  $43,190

Cash Received from
Operations                                    0                        0

Total Cash Received
During Period                           $25,000                  $43,190

Cash Used in Operations                 $25,000                  $43,190
ncrease in Cash                               0                        0

Cash at Beginning of
Period                                        0                        0

Cash at End of Period                         0                        0


                The accompanying notes to condensed consolidated
               financial statements are an integral part of these
                       condensed consolidated statements.

                           PRECIOUS METAL MINES, INC.
                          Notes to Financial Statements

1.  Basis of Preparation

         The unaudited information included herein includes, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the period covered hereby.

         The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may vary from these estimates.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company had no business operations during the period to which this report relates.

Liquidity and Capital Resources

The Company had no income from operations in the period to which this report relates. As of January 31, 1997 shareholders and other parties had provided cash and services to the value of $25,000.


                          Part II - Other Information


ITEM 6 - EXHIBITS AND REPORTS IN FORM 8-K

None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PRECIOUS METAL MINES, INC.                               Dated: March 17, 2000
by: /s/ Francis J. Joslin
-------------------------
Chief Executive Officer