Form 10QSB
period 1997-04-30
PRECIOUS METAL MINES INC
filed 2000-04-12
CIK 825999

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

                  For the fiscal quarter ended: April 30, 1997

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


                               -----------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

 Yes    X     No
    ---------   ---------

The Company had 4,165,705 shares of common stock outstanding at April 30, 1997.

Transitional Small Business Disclosure Format (check one): Yes        No   X
                                                              -------   -------

                           PRECIOUS METAL MINES, INC.
                                TABLE OF CONTENTS


                         PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited)

   Balance Sheets as of April 30, 1997 .................................3

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

   Signature Page........................................................8

                             PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                           PRECIOUS METAL MINES, INC.
                                 BALANCE SHEETS


                                                April 30,
                                                  1997
                                                --------
                                               (Unaudited)
        ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                     $   10,375

    Notes Receivable                                       0
                                                  -----------
        TOTAL CURRENT ASSETS                      $   10,375

MINING PROPERTIES                                          0
                                                  -----------
TOTAL ASSETS                                      $   10,375
                                                  ===========


        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Stockholder Advances                           $       0
    Accounts payable                                 30, 456
                                                   ----------

TOTAL CURRENT LIABILITIES                          $  30,465
                                                   ----------

STOCKHOLDERS' EQUITY
    Common stock, $.01 par value;
    Authorized 50,000,000
     for property - 750,000 shares issued
     for services -  273,000 shares issued
     for cash  -     3,142,705 shares

     Total Issued 4,165,705 shares                 $  41,657

     Capital Surplus                                 128,833

     Deficit accumulated during
     the development stage                         $(170,490)
                                                  -----------
TOTAL STOCKHOLDER'S EQUITY                         $  (7,601)
                                                  -----------
TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY                               $  22,864
                                                  ===========


                           PRECIOUS METAL MINES, INC.
                            STATEMENTS OF OPERATIONS


                                          Three Months Ended        Six Months Ended
                                            April 30, 1997           April 30, 1997
                                           ----------------         ----------------
                                              (Unaudited)              (Unaudited)
INCOME

         Received for Lease                     $         0             $         0
         Cancellation of Lease                            0                       0
                  Total Income                            0                       0

EXPENSES

         Administration                          $   12,576             $    18,864
         Financial                                        0                       0
         Property                                         0                       0
         Organization - Note 3                            0                       0
                                                 -----------            ------------
                  Total Expenses                 $  (12,576)            $    18,864
                                                 -----------            ------------

             Income (loss) from operations       $  (12,576)            $   (18,864)
                                                 ===========            ============

         Average Shares Outstanding               4,165,705               4,165,705
                                                 ===========            ============

         Loss per share                          $   (.0032)            $    (.0048)

         Deficit at Beginning of Period          $ (171,793)             $ (165,505)

         Deficit at End of Period                $ (178,081)             $ (178,081)
                                                 ===========            ============


                           PRECIOUS METAL MINES, INC.
                             STATEMENT OF CASH FLOWS


                               Three Months Ended        Six Months Ended
                                 April 30, 1997           April 30, 1997
                                ----------------         ----------------
                                   (Unaudited)              (Unaudited)

Cash Received from
subscription to
Companies Shares                     $   25,000              $    25,000

Cash Received from
Officers                                      0                   25,000

Cash Received from
Operations                                    0                        0

Total Cash Received
During Period                        $   25,000               $   50,000

Cash Used in Operations              $   25,000               $   50,000

Increase in Cash                              0                        0

Cash at Beginning of
Period                                        0                        0

Cash at End of Period                         0                        0


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

Liquidity and Capital Resources

The Company had no income from operations in the period to which this report relates. As of April 30, 1997 shareholders and other parties had provided cash and services to the value of $25,000.


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