Form 10QSB
period 1997-07-31
PRECIOUS METAL MINES INC
filed 2000-04-12
CIK 825999

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

                  For the fiscal quarter ended: July 31, 1997

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

The Company had 4,165,705 shares of common stock outstanding at July 31, 1997.

Transitional Small Business Disclosure Format (check one): Yes        No   X
                                                              -------   -------

                           PRECIOUS METAL MINES, INC.
                                TABLE OF CONTENTS


                         PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited)

   Balance Sheets as of July 31, 1997 ... ..............................3

   Statements of Operations ............................................4

   Statements of Cash Flows ............................................5

   Notes to Consolidated Financial Statements (unaudited)...............6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................. 7


                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...............................7

   Signature Page.......................................................8

                             PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                           PRECIOUS METAL MINES, INC.
                                 BALANCE SHEETS

                                                 July 31,
                                                  1997
                                                --------
                                               (Unaudited)
        ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                      $       0

    Notes Receivable                                       0
                                                   ---------
        TOTAL CURRENT ASSETS                       $       0

MINING PROPERTIES                                          0
                                                   ----------
TOTAL ASSETS                                       $       0
                                                   ==========


        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Stockholder Advances                           $       0
    Accounts payable                                  35,690
                                                   ----------

TOTAL CURRENT LIABILITIES                          $  35,690
                                                   ----------

STOCKHOLDERS' EQUITY
    Common stock, $.01 par value;
    Authorized 50,000,000
     for property - 750,000 shares issued
     for services -  273,000 shares issued
     for cash  -     3,142,705 shares

     Total Issued 4,165,705 shares                 $  41,657

     Capital Surplus                                 128,833

     Deficit accumulated during
     the development stage                         $(184,369)
                                                  -----------
TOTAL STOCKHOLDER'S EQUITY                         $ (13,897)
                                                  -----------
TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY                               $  21,811
                                                  ===========


                           PRECIOUS METAL MINES, INC.
                            STATEMENTS OF OPERATIONS


                                             Three Months Ended     Nine Months Ended
                                                July 31, 1997         July 31, 1997
                                               ----------------     ----------------
                                                  (Unaudited)          (Unaudited)
INCOME

         Received for Lease                        $         0           $         0
         Cancellation of Lease                               0                     0
                  Total Income                               0                     0

EXPENSES

         Administration                            $    18,864            $   37,728
         Financial                                           0                     0
         Property                                            0                     0
         Organization - Note 3                               0                     0
                                                   ------------           -----------
                  Total Expenses                   $    18,864            $   37,728
                                                   ------------           -----------

             Income (loss) from operations         $   (18,864)           $  (37,728)
                                                   ============           ===========

         Average Shares Outstanding                  4,165,705             4,165,705
                                                   ============           ===========

         Loss per share                            $    (.0048)           $   (.0096)

         Deficit at Beginning of Period             $ (178,081)           $ (165,505)

         Deficit at End of Period                   $ (184,369)           $ (184,369)
                                                   ============           ===========


                           PRECIOUS METAL MINES, INC.
                             STATEMENT OF CASH FLOWS


                               Three Months Ended        Six Months Ended
                                 July 31, 1997            July 31, 1997
                                ----------------         ----------------
                                   (Unaudited)              (Unaudited)

Cash Received from
subscription to
Companies Shares                     $   25,000              $    50,000

Cash Received from
Officers                                      0                   25,000

Cash Received from
Operations                                    0                        0

Total Cash Received
During Period                        $   25,000               $   75,000

Cash Used in Operations              $   25,000               $   75,000

Increase in Cash                              0                        0

Cash at Beginning of
Period                                        0                        0

Cash at End of Period                         0                        0


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

Liquidity and Capital Resources

The Company had no income from operations in the period to which this report relates. As of July 31, 1997 shareholders and other parties had provided cash and services to the value of $25,000.


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