Form 10KSB
period 1997-10-31
PRECIOUS METAL MINES INC
filed 2000-04-12
CIK 825999

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                               -----------------

                                  FORM 10-KSB

                               -----------------



           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: October 31, 1997

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


                               -----------------

Securities registered pursuant to Section 12(g) of the Act:
     Common Stock (Par Value $0.01 per share)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosures will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

     Registrant's revenues for the year ended October 31, 1997 were $0.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average bid and ask price of the Common Stock on _________, 199__ as reported on The Nasdaq Bulletin Board Electronic Trading System was $------------- .

     The Company had 4,165,705 shares of common stock outstanding at October 31, 1997.

     Transitional small business disclosure format. Yes [ ]   No [X]

                                TABLE OF CONTENTS

                PART I.

Item 1.   Description of Business..........................................4

Item 2.   Description of Property..........................................4

Item 3.   Legal Proceedings................................................4

Item 4.   Submission of Matters to a Vote of Security Holders..............4

                PART II.

Item 5.   Market for Common Equity and Related Stockholder Matters.........5


Item 6.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................5

Item 7.   Financial Statements.............................................6

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................6

                PART III.

Item  9.   Directors and Executive Officers, Compliance with Section 16(a)
          of the Exchange Act..............................................6

Item 10.  Executive Compensation...........................................7

Item 11.  Security Ownership of Certain Beneficial Owners and Management...8

Item 12.  Certain Relationships and Related Transactions...................8

                PART IV.

Item 13.  Exhibits and Reports on Form 8-K.................................8

Signature Page.............................................................9

                                     PART I

Item 1.   Description of Business

The Company was organized in Nevada on April 30, 1987, to explore and develop mineral deposits on the Nel property at Nelson, Nevada, and to acquire other properties worthy of exploration. After its formation, the Company's various mineral exploration and development ventures were pursued, but ultimately abandoned. From the time of its formation through November, 1992, the Company was the sole owner of two mining properties, the Nel, located at Nelson, Nevada, and the Kadex at Philipsburg, Montana. Ata a special meeting of stockholders held on August 24, 1993, 95.02% of the shares represented at the meeting unanimously voted to transfer title of the properties to two separate newly formed companies so that financing the development of the properties could be done separately. The Nel property was sold to the newly formed Nelloro Corporation for 960,800 Nelloro shares and the Kadex property was transferred to Cadgie Co. for the same amount of Cadgie shares. The shares received by the parent, Precious Metal Mines, Inc., were then spun-off to its stockholders of record, August 31, 1993, share for share.

On April 30, 1994, Andrew W. Berney, Raymond Girard and Gary C. Vesperman were elected to the board of directors of the Company by the shareholders. Each of Messrs. Berney, Girard and Vesperman resigned as directors of the Company effective March 21, 1995. The Company's current directors are Mr. Francis J. Joslin, John Webster, and John L. Beckett. At present, the Company's operations are dormant and it is pursuing acquisition opportunities in the exploration and development of mineral deposits.


Item 2. Description of Property

As discussed above under "Business," the Company has disposed of all its properties and presently has no property holdings.

Item 3.   Legal Proceedings

The registrant is not involved in any legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders:

None.

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

The Company's shares of Common Stock are traded on the Over The Counter Market under the symbol "PCMM." The following table sets forth the range of the average bid and asked quotations for each of the periods indicated for the shares of Common Stock.

[DATA NOT AVAILABLE]

As of October 31, 1997, there were 83 Holders of record of the Common

Dividends. During the year ended October 31, 1997, the Company did not declare or pay cash dividends. The Company has no history of declaring and paying cash dividends to its common stockholders and has no intention of declaring such dividends into the foreseeable future.


Item 6. Management's  Discussion and Analysis or Plan of Operations

Statement of Operations

For the fiscal year ending October 31, 1997, administrative expenses decreased somewhat from the fiscal year ending October 31, 1996, due to reduced legal, accounting, and transfer agent fees.

Liquidity and Capital Resources

The Company has no available sources of capital and no cash accounts.

Item 7.  Financial Statements and Selected Supplementary Data:

Information with respect to this item is contained in the financial statements appearing on Item 13 of this Report. Such information is incorporated herein by reference.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

None.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons:

The executive officers and directors of the Company are as follows:

   Name                            Age                Position
-----------                     ---------         ---------------

Francis J. Joslin                   51          Director, President,
                                                  Treasurer, Chief
                                                  Financial Officer

John L. Beckett                     48               Director

John Webster                        37               Director




Francis J. Joslin

Mr. Joslin grew up in Australia after his family emigrated from England in 1949; he is now an Australian citizen and resident.

After completeing his primary and secondary education, he gained his qualification as a chartered accountant and was admitted as a member of The Institute of Chartered Accountants in Australia in 1971. At that time he commenced private practice as an accountant on his own, specializing in income tax matters; he developed the practice over the next twelve years, at which time he began to concentrate on a variety of commercial activities.

Since 1980, Mr. Joslin has been involved in a number of businesses, including tin mining ventures in Queensland and substantial investment in gold mining companies in Australia. In 1982 he acquired one of Australia's best known horticultural names, and after a period of restructuring, successfully listed the company on the Australian Stock Exchange.

In 1984 he acquired a food business which trebled in size during his ownership; this business was sold in 1992 and since then Mr. Joslin has concentrated on resource based opportunities which have led to involvement in the listing on the Australian Stock Exchange of two projects, the present restructure of another public mining company structure and direct involvement in gold mining activities in Papua, New Guinea.

John L. Beckett

John Beckett was educated at the King's School, Canterbury and Sheffield University. He has been involved in the investment sector for a number of years, of which during the last six years he has been running his own financial planning practice dealing mainly with corporate clients. Mr. Beckett is a director of a consultancy company which provides strong links with City institutions.

John Webster

From 1994 to 1995, Mr. Webster was a director of Operations of the Comonwealth and British Minerals Plc. From 1993 to 1994, Mr. Webster was vice president of Operations at J.D. Welsh & Associates. From 1991 to 1993, Mr. Webster was
General Manager of American Resources Corporation. From 1989 to 1991, Mr. Webster was Project Manager at Red Rock Mining (USA) Inc.

Mr. Webster received his Dip. C.S.M. from the Camborne School of Mines in 1980 and his Western Australian Unrestricted Quarry Managers certificate in 1984. He is also a member of the Australian Institute of Mining and Metallurgy, the Society of Mining Engineers A.I.M.E. and the Society of Explosive Engineering.

Item 10.  Executive Compensation:

No compensation was paid to any of the officers or directors of the Company.

Item 11.  Security Ownership of Certain Beneficial Owners and Management:

Insofar as the Company is aware, there are no individuals or groups who own more than 5% of any class of the company's securities.

Following are all of the Officers and Directors of the Company who are benenficial owners of the Company's securities:

                    Name and Address of      Amount and Nature of    Percent
Title of Class        Beneficial Owner       Beneficial Ownership    of Class
--------------   -----------------------     --------------------    --------

Common Stock     Francis J. Joslin               50,000                 1.2
                 15th Floor, 640 5th Ave.
                 New York, NY  10019


Item 12.  Certain Relationships and Related Transactions:

None.

                                     PART IV

Item 13.  Exhibits, Financial Statement, Schedules and Reports on Form 8-K:

   (a) Exhibits

See exhibit index included elsewhere in this filing.

   (b) Reports on Form 8-K.

The Company did not file any reports on Form 8-K during the year ending October 31, 1997.

                                   SIGNATURES

In compliance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PRECIOUS METAL MINS, INC.                               Dated: March 17, 2000
by: /s/ Francis J. Joslin
-------------------------
Chief Executive Officer

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.     Description
-----------     -----------

  FS Audited financial statements of Precious Metal Mines, Inc., for the year ended October 31, 1997

  3.1 Articles of Incorporation of Precious Metal Mines, Inc., incorprated by reference to Form 10-KSB for the year ended October 31, 1996

  3.2 By-laws of Precious Metal Mines, Inc., incorporated by reference to Form 10-KSB for the year ended October 31, 1996.

   27           Financial Data Schedule

                             BARRY L. FRIEDMAN, PC.
                          Certified Public Accountant

1582 TULITA DRIVE                                   OFFICE (702)  361-8414
LAS VEGAS,  NEVADA 89123                            FAX NO.(702)  896-0278



                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

Board Of Directors                                         March 2, 2000
Precious Metals Mines, Inc.
London, England


     I have audited the accompanying Balance Sheets of Honor One Corporation, (Formerly Sierra Gold Development Corp.), (A Development Stage Company), as of October 31, 1998, October 31, 1997, and October 31, 1996, and the related statements of operations, stockholders, equity and cash flows for the three years ended October 31, 1998, October 31, 1997, and October 31, 1996. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Honor One Corporation, (Formerly Sierra Gold Development Corp.), (A Development Stage Company), as of October 31, 1998, October 31, 1997, and October 31, 1996, and the results of its operations and cash flows for the three years ended October 31, 1998, October 31, 1997, and October 31, 1996, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #3 to the financial statements, the Company has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note #3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. /S/Barry L. Friedman Certified Public Accountant


/s/ Barry L. Friedman
-----------------------
Certified Public Accountant

                          PRECIOUS METALS MINES, INC.
                         (A Development Stage Company)

                                 BALANCE SHEET
                                 -------------

                        ASSETS
                        ------
                                               OCT. 31, 1997   OCT. 31, 1996
                                               -------------   -------------

CURRENT ASSETS
   Notes Receivable............................ $    20,750     $        --
                                                ------------    ------------
       TOTAL CURRENT ASSETS                     $    20,750     $        --

OTHER ASSETS .................................. $        --     $        --
                                                ------------    ------------
       TOTAL ASSETS ........................... $    20,750     $        --
                                                ============    ============


          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

CURRENT LIABILITIES
   Accounts Payable ........................... $    40,916     $    20,015
                                                ------------    ------------
      TOTAL CURRENT LIABILITIES                      40,916     $    20,015
                                                ------------    ------------

STOCKHOLDERS' EQUITY
   Common Stock, $0.01 par value;
    authorized 50,000,000 shares,
    issued and outstanding at
    October 31, 1997 - 4,165,705 shares ........$    41,657     $    16,657

   Additional paid-in capital ..................    128,833         128,833

   Deficit accumulated during
    the development stage ......................   (190,656)       (165,505)
                                                 -----------    ------------
        TOTAL STOCKHOLDERS' EQUITY .............    (20,166)        (20,015)
                                                 -----------    ------------
   TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY........................$   (20,750)    $        --
                                                ============    ============


   The accompanying notes are an integral part of these financial statements.

                          PRECIOUS METALS MINES, INC.
                         (A Development Stage Company)

                            STATEMENT OF OPERATIONS
                            -----------------------


                                            YEAR ENDED             YEAR ENDED
                                           OCT. 31, 1997          OCT. 31, 1996
                                           -------------          -------------

INCOME

   Revenue ...............................  $         --           $         --
                                            -------------          -------------

      TOTAL INCOME .......................  $         --           $         --
                                            -------------          -------------

EXPENSES

   General and Administrative ............  $     25,151           $    27, 955
                                            -------------          -------------
      TOTAL EXPENSES .....................  $     25,151           $     27,955
                                            -------------          -------------

   NET PROFIT (LOSS)                        $    (25,151)          $    (27,955)
                                            =============          =============

NET PROFIT OR LOSS PER SHARE                $     (.0065)          $     (.0210)
                                            =============          =============

AVERAGE NUMBER OF SHARES
OF COMMON OUTSTANDING                          3,857,486              1,329,386
                                            =============          =============


   The accompanying notes are an integral part of these financial statements.




                          PRECIOUS METALS MINES, INC.
                         (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                        ---------------------------------


                                         Common Stock                Additional
                                         ------------                 Paid-in          Accumulated
                                      Shares         Amount          Capital            Deficit
                                   ------------  -------------    -------------      ------------

Balance October 31, 1995             1,233,800     $   12,338        $  89,962        $ (137.550)

September 22, 1996
   issued for cash                     431,905          4,319           38,871                --

Net loss year ended
   October 31, 1996                         --             --               --            (27,955)
                                    -----------   ------------      -----------       -------------
Balance October 31, 1996             1,665,705     $   16,657        $ 128,833        $ (165,505)

December 18, 1996
   issued for cash                   2,500,000         25,000               --

Net loss year ended
   October 31, 1997                         --             --               --            (35,151)
                                    -----------   ------------      -----------       -------------
    BALANCE OCTOBER 31, 1996         4,165,705     $   41,657        $ 128,833         $ (190,656)
                                    ===========   ============      ===========       =============



   The accompanying notes are an integral part of these financial statements.

                          PRECIOUS METALS MINES, INC.
                         (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                             -----------------------


                                                      YEAR ENDED            YEAR ENDED
                                                     OCT. 31, 1997         OCT. 31, 1996
                                                     -------------         -------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net Loss ........................................   $   (25,151)         $   (27, 955)

  Adjustment to reconcile net loss
    to net cash provided by operating activities ..            --                    --

CHANGES IN ASSETS AND LIABILITIES

  Increase in Notes Receivable ....................       (20,750)                   --
  Accounts Payable ................................       (20,901)              (15,235)
                                                       -----------         -------------

     NET CASH USED IN OPERATING ACTIVITIES             $  (25,000)         $    (43,190)

CASH FLOWS FROM INVESTING ACTIVITIES                           --                    --

CASH FLOWS FROM ISSUANCE OF COMMON STOCK                   25,000                43,190
                                                       -----------         -------------

     NET INCREASE (DECREASE) IN CASH                           --                    --

     CASH, BEGINNING OF PERIOD                                 --          $         --
                                                       -----------         -------------

     CASH, END OF PERIOD                                       --          $         --
                                                       ===========         =============



   The accompanying notes are an integral part of these financial statements.

                          PRECIOUS METALS MINES, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
            October 31, 1998, October 31, 1997, and October 31, 1996

                NOTE 1 - HISTORY AND ORGANZIATION OF THE COMPANY

The Company was organized August 10, 1987, under the laws of the State of Nevada, as Precious Metal Mines, Inc. The Company currently has no operations and, in accordance with SFAS #7, is considered a development stage company.

On August 10, 1987, the Company issued 130,000 shares of its $.01 par value common stock for $1,300.

On August 10, 1987, the Company issued 750,000 shares of its $.01 par value common stock for the Nel Property, a precious metals mining property. On August 31, 1993, a new company (Nelloro Corporation) was formed to acquire the Nel Property. Nelloro Corporation paid Precious Metal Mines in its common stock which shares were then spun-off to Precious Metal Mines stockholders.

On September 6, 1993, the Company completed a public offering. The Company sold 80,800 shares of common stock at a price of $1.25 per share for a total amount raised of $101,000.

On April 4, 1994, the Company reverse split its common stock 1:3, thus reducing the number of outstanding common stock shares from 960,800 shares to 320,257 shares.

On May 13, 1994, the Company issued 91,000 shares of its $.01 par value common stock for services, for no consideration.

On August 7, 1994, the Company forward split its common stock 3:1, thus increasing the number of outstanding common stock shares from 411,267 shares to 1,233,800 shares.

On August 26, 1994, the State of Nevada approved the Company's restated Articles of Incorporation, which increased its capitalization from 7,500,000 common shares to 50,000,000 common shares. The par value remained unchanged at $.01.

On August 12, 1996, the Company issued 431,905 shares of its $.01 par value common stock for $43, 190.

On December 18, 1996, the Company issued 2,500,000 shares of its $.01 par value common stock for $25,000.

                          PRECIOUS METALS MINES, INC.
                         (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (continued)
                    -----------------------------------------
            October 31, 1998, October 31, 1997, and October 31, 1996


                  NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES

Accounting policies and procedures have not been determined except as follows:

     1. The company uses the accrual method of accounting.

     2. Earnings per share is computed using the weighted average number of shares of common stock outstanding.

     3. The company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through a merger with an existing operating company.

NOTE 4 - RELATED PARTY TRANSACTION

The Company neither owns or leases any real or personal property. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict of interest in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 5 - WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire additional shares of the common stock.

NOTE 6 - STOCKHOLDERS ADVANCES

While the Company is seeking additional capital through a merger with an existing operating company, an officer of the Company has advanced funds on behalf of the Company to pay for costs incurred by it. These funds are interest free.