Form 10QSB
period 1998-01-31
PRECIOUS METAL MINES INC
filed 2000-04-12
CIK 825999

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               ------------------

                                   FORM 10-QSB

                               ------------------


          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the period ended: January 31, 1998

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

The Company had 4,165,705 shares of common stock outstanding at January 31, 1998.

Transitional Small Business Disclosure Format (check one): Yes        No   X
                                                              -------   -------

                           PRECIOUS METAL MINES, INC.
                                TABLE OF CONTENTS



                         PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited)

   Balance Sheets as of January 31, 1998 ...............................3

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

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................. 7


                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...............................7

   Signature Page.......................................................8

                             PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                           PRECIOUS METAL MINES, INC.
                                 BALANCE SHEETS



                                               January 31,        January 31,
                                                  1998              1997
                                               -----------       -----------
                                               (Unaudited)       (Unaudited)
                ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                   $      0           $      0

    Notes Receivable                            $ 20,750           $ 20,750

MINING PROPERTIES                                      0                  0
                                               ----------         ----------
TOTAL ASSETS                                    $ 20,750           $ 20,750
                                               ----------         ----------

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Stockholder Advances                       $       0          $   5,225
    Accounts payable                           $  42,149             25,240
                                               ----------         ----------

TOTAL CURRENT LIABILITIES                      $  42,149          $  30,465
                                               ----------         ----------

STOCKHOLDERS' EQUITY
    Common stock, $.01 par value;
    Authorized 50,000,000
     for property - 750,000 shares issued
     for services -  273,000 shares issued
     for cash  -     3,142,705 shares

     Total Issued 4,165,705 shares            $   41,657         $   41,657

     Capital Surplus                             128,833            128,833

     Deficit accumulated during
     the development stage                    $ (191,889)        $ (171,793)
                                              -----------        -----------
TOTAL STOCKHOLDER'S EQUITY                    $  (21,399)           -$1,303
                                              -----------        -----------
TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY                          $   20,750         $   23,937
                                              ===========        ===========



                           PRECIOUS METAL MINES, INC.
                            STATEMENTS OF OPERATIONS


                                            Three Months Ended   Three Months Ended
                                             January 31, 1998     January 31, 1997
                                             ----------------     ----------------
                                                (Unaudited)          (Unaudited)
INCOME

         Received for Lease                             $ 0                   $ 0
         Cancellation of Lease                            0                     0
                  Total Income                            0                     0

EXPENSES

         Administration                          $    1,233                $6,288
         Financial                                        0                     0
         Property                                         0                     0
         Organization - Note 3                            0                     0
                                                 -----------          ------------
                  Total Expenses                 $    1,233                $6,288

             Income (loss) from operations       $   (1,233)              -$6,288
                                                 -----------          ------------
         Average Shares Outstanding              $ 4,165,705          $ 4,165,705

         Loss per share                          $     .0000          $     .0016

         Deficit at Beginning of Period          $   190,656          $   165,505

         Deficit at End of Period                $   191,889          $   171,793
                                                 ============         ============


                              PRECIOUS METAL MINES
                             STATEMENT OF CASH FLOWS


                              Three Months Ended      Three Months Ended
                               October 31, 1998        January 31, 1997
                               ----------------        ----------------
                                  (Unaudited)             (Unaudited)
Cash Received from
subscription to
Companies Shares                             0                       0

Cash Received from
Officers                                     0                 $25,000

Cash Received from
Operations                                   0                       0

Total Cash Received
During Period                                0                 $25,000

Cash Used in Operations                      0                 $25,000

Increase in Cash                             0                       0

Cash at Beginning of
Period                                       0                       0

Cash at End of Period                        0                       0



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