Form 10KSB
period 1998-10-31
PRECIOUS METAL MINES INC
filed 2000-04-12
CIK 825999

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

                  For the fiscal year ended: October 31, 1998

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

                  15th Floor, 640 5th Ave., New York, NY 10019
                                 (212) 262-5786


                               -----------------

Securities registered pursuant to Section 12(g) of the Act:
Common Stock (Par Value $0.01 per share)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosures will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

     Registrant's revenues for the year ended October 31, 1998 were $0.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average bid and ask price of the Common Stock on _________, 199__ as reported on The Nasdaq Bulletin Board Electronic Trading System was $------------- .

     The Company had 4,165,705 shares of common stock outstanding at October 31, 1998.

     Transitional small business disclosure format. Yes [ ]   No [X]

                                TABLE OF CONTENTS

                PART I.

Item 1.  Description of Business..........................................4

Item 2.  Description of Property..........................................4

Item 3.  Legal Proceedings................................................4

Item 4.  Submission of Matters to a Vote of Security Holders..............5

                PART II.

Item 5.  Market for Common Equity and Related Stockholder Matters.........6


Item 6.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................6

Item 7.  Financial Statements.............................................6

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................6

                PART III.

Item 9.  Directors and Executive Officers, Compliance with Section 16(a)
          of the Exchange Act..............................................7

Item 10.  Executive Compensation...........................................8

Item 11.  Security Ownership of Certain Beneficial Owners and Management...8

Item 12.  Certain Relationships and Related Transactions...................8

                PART IV.

Item 13.  Exhibits and Reports on Form 8-K.................................9

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

Item 3.   Legal Proceedings

The only legal matter involving or known to the registrant is as follows:

On or about May, 1998, a complaint against the company was filed in the Ninth Judicial District Court, Douglas County, Nevada, case number 98-CV-0111, entitled SCORPIO INVESTMENTS, INC., a Nevada corporation, Plaintiff, vs.
PRECIOUS  METAL  MINES,  INC.,  a Nevada  corporation,  and DOES 1  through  20,

Defendants. Plaintiff claims to be a shareholder owning 400 shares of the common stock of Precious Metal Mines, Inc. The allegations of Plaintiff against Defendants, are: that pursuant to Nevada Revised Statutes, section 78.347, the Company's duly elected officers and directors failed to elect a board of directors and failed to file an annual list of officers and directors, and that the officers and directors have abandoned the business of the company. Plaintiff prays for the court to appoint a custodian for the purpose of carrying on the business of the corporation and electing a board of directors, and that the court grant damages in excess of ten thousand dollars, court costs and attorney fees. On or about July 22, 1998, a default judgment was entered against Defendant and in favor of Plaintiff, appointing one Ryan Barnard of Executive Business Service as custodian until a board of directors of the corporation can be regularly elected. The Company only became aware of the above proceedings in September of 1998 and promptly took steps to retain legal counsel in Nevada to set aside the default judgment on the grounds that Plaintiff's counsel had served the summons and complaint on the Company's prior resident agent, and that the Company had a new resident agent of record at the time Plaintiff's suit was filed. The court granted Defendant's petition and the default judgment was set aside. Registrant believes Plaintiff's suit was sham, not brought in good faith, and was an opportunistic attempt by Plaintiffs to steal control of the Company by a purported technical default. The Company is now in good standing in the state of Nevada. From a review of the certified shareholder list supplied by the Company's transfer agent, Plaintiff Scorpio is not now, nor was it at the time of the filing of its complaint, nor has it ever been a shareholder of the Company. Counsel for the Company believes the matter will either be dismissed or resolved in favor of the Company without any material or substantial costs.

Item 4.   Submission of Matters to a Vote of Security Holders:

None.

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

The Company's shares of Common Stock are traded on the Over The Counter Market under the symbol "PCMM." Since during the subject filing period there was minimal trading activity in the registrant's shares, the Company does not have any readily available data as to the range of the average bid and asked quotations for its shares of Common Stock.

As of October 31, 1998, there were 85 Holders of record of the Common Stock.

Dividends. During the year ended October 31, 1998, the Company did not declare or pay cash dividends. The Company has no history of declaring and paying cash dividends to its common stockholders and has no intention of declaring such dividends into the foreseeable future.

Item 6. Management's  Discussion and Analysis or Plan of Operations

Statement of Operations

For the fiscal year ending October 31, 1998, administrative expenses decreased from the fiscal year ending October 31, 1997, due to lower expenditures for business development, legal and accounting.

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


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

None.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons:

The executive officers and directors of the Company are as follows:

   Name                            Age                Position
-----------                     ---------         ---------------

Francis J. Joslin                   52          Director, President,
                                                  Treasurer, Chief
                                                  Financial Officer

John L. Beckett                     49               Director

John Webster                        38               Director




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

   (b) Reports on Form 8-K.

The Company did not file any reports on Form 8-K during the year ending October 31, 1998.

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


PRECIOUS METAL MINES, INC.                               Dated: March 17, 2000
by: /s/ Francis J. Joslin
-------------------------
Chief Executive Officer

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.     Description
-----------     -----------

  FS Audited financial statements of Precious Metal Mines, Inc., for the year ended October 31, 1998

  3.1 Articles of Incorporation of Precious Metal Mines, Inc., incorprated by reference to Form 10-KSB for the year ended October 31, 1996

  3.2 By-laws of Precious Metal Mines, Inc., incorporated by reference to Form 10-KSB for the year ended October 31, 1996

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

                          PRECIOUS METALS MINES, INC.
                         (A Development Stage Company)

                                 BALANCE SHEET
                                 -------------

                        ASSETS
                        ------
                                               OCT. 31, 1998    OCT. 31, 1997
                                               -------------    -------------

CURRENT ASSETS
   Notes Receivable............................ $    20,750      $    20,750
                                                ------------     ------------
       TOTAL CURRENT ASSETS                     $    20,750      $    20,750

OTHER ASSETS .................................. $        --      $        --
                                                ------------     ------------
       TOTAL ASSETS ........................... $    20,750      $    20,750
                                                ============     ============


          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

CURRENT LIABILITIES
   Stockholders Advances (Note 6) ............. $    15,000               --
   Accounts Payable ........................... $    43,986      $    40,916
                                                ------------     ------------
      TOTAL CURRENT LIABILITIES                      58,986           40,916
                                                ------------     ------------

STOCKHOLDERS' EQUITY
   Common Stock, $0.01 par value;
    authorized 50,000,000 shares,
    issued and outstanding at
    October 31, 1998 - 4,165,705 shares ........$    41,657      $    41,657

   Additional paid-in capital ..................    128,833          128,833

   Deficit accumulated during
    the development stage ......................   (208,726)        (190,656)
                                                 -----------      -----------
        TOTAL STOCKHOLDERS' EQUITY .............    (38,236)         (20,166)
                                                 -----------      -----------
   TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY........................$   (20,750)     $   (20,750)
                                                ============     ============

   The accompanying notes are an integral part of these financial statements.

                          PRECIOUS METALS MINES, INC.
                         (A Development Stage Company)

                            STATEMENT OF OPERATIONS
                            -----------------------


                                            YEAR ENDED          YEAR ENDED
                                           OCT. 31, 1998       OCT. 31, 1997
                                           -------------       -------------

INCOME

   Revenue ...............................  $         --        $         --
                                            -------------       -------------

      TOTAL INCOME .......................  $         --        $         --
                                            -------------       -------------

EXPENSES

   General and Administrative ............  $     18,070        $     25,151
                                            -------------       -------------
      TOTAL EXPENSES .....................  $     18,070        $     25,151
                                            -------------       -------------

   NET PROFIT (LOSS)                        $    (18,070)       $    (25,151)
                                            =============       =============

NET PROFIT OR LOSS PER SHARE                $     (.0043)       $     (.0065)
                                            =============       =============

AVERAGE NUMBER OF SHARES
OF COMMON OUTSTANDING                          4,165,705           3,857,486
                                            =============       =============


   The accompanying notes are an integral part of these financial statements.

                          PRECIOUS METALS MINES, INC.
                         (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                        ---------------------------------


                                         Common Stock              Additional
                                         ------------                Paid-in         Accumulated
                                      Shares         Amount          Capital            Deficit
                                   ------------  -------------    -------------      ------------

Balance October 31, 1996             1,665,705     $   16,657        $ 128,833       $  (165,505)

December 18, 1996
   issued for cash                   2,50,.000         25,000               --

Net loss year ended
   October 31, 1997                         --             --               --            (35,151)
                                    -----------   ------------      -----------       ------------
Balance October 31, 1997             4,165,705     $   41,657        $ 128,833        $  (190,656)
                                    -----------   ------------      -----------       ------------
Net loss year ended
   October 31, 1998                         --             --               --            (18,070)
                                    -----------   ------------      -----------        -----------

BALANCE OCTOBER 31, 1998             4,165,705      $  41,657        $ 128,833         $  (208,726)
                                    ===========   ============      ===========        ============


   The accompanying notes are an integral part of these financial statements.

                          PRECIOUS METALS MINES, INC.
                         (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                             -----------------------


                                                      YEAR ENDED           YEAR ENDED
                                                     OCT. 31, 1998        OCT. 31, 1997
                                                     -------------        -------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net Loss ........................................  $    (18,070)         $   (25,151)

  Adjustment to reconcile net loss
    to net cash provided by operating activities ..            --                   --

CHANGES IN ASSETS AND LIABILITIES

  Increase in Notes Receivable ....................        15,000              (20,750)
  Accounts Payable ................................         3,070              (20,901)
                                                     -------------          -----------

     NET CASH USED IN OPERATING ACTIVITIES ........  $         --           $  (25,000)

CASH FLOWS FROM INVESTING ACTIVITIES...............            --                   --

CASH FLOWS FROM ISSUANCE OF COMMON STOCK...........            --               25,000
                                                     -------------          -----------

     NET INCREASE (DECREASE) IN CASH...............            --                   --

     CASH, BEGINNING OF PERIOD.....................  $         --                   --
                                                     -------------          -----------

     CASH, END OF PERIOD...........................  $         --                   --
                                                     =============          ===========



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