Form 10QSB
period 1999-01-31
PRECIOUS METAL MINES INC
filed 2000-04-12
CIK 825999

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

                     For the period ended: January 31, 1999

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

The Company had 4,165,705 shares of common stock outstanding at January 31, 1999.

Transitional Small Business Disclosure Format (check one): Yes        No   X
                                                              -------   -------

                           PRECIOUS METAL MINES, INC.

                                TABLE OF CONTENTS



                         PART I. FINANCIAL INFORMATION



Item 1.   Financial Statements (Unaudited)


   Balance Sheets as of January 31, 1999 ...............................3

   Statements of Operations ............................................4

   Statements of Cash Flows ............................................5

   Notes to Consolidated Financial Statements (unaudited)...............6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................7


                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K................................7

   Signature Page........................................................8

                             PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                           PRECIOUS METAL MINES, INC.
                                  BALANCE SHEET


                                                  January 31,  January 31,
                                                    1999          1998
                                                 -----------   -----------
                                                 (Unaudited)   (Unaudited)
                ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                      $      0      $       0

    Notes Receivable                               $ 20,750      $  20,750

MINING PROPERTIES                                         0              0
                                                  ----------     ----------
TOTAL ASSETS                                       $ 20,750      $  20,750
                                                  ----------     ----------

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Stockholder Advances                          $   4,518      $       0
    Accounts payable                                 48,504      $  42,149
                                                  ----------     ----------

TOTAL CURRENT LIABILITIES                         $  53,022      $  42,149
                                                  ----------     ----------

STOCKHOLDERS' EQUITY
    Common stock, $.01 par value;
    Authorized 50,000,000
     for property - 750,000 shares issued
     for services -  273,000 shares issued
     for cash  -     3,142,705 shares

     Total Issued 4,165,705 shares                $   41,657     $   41,657

     Capital Surplus                                 128,833        128,833

     Deficit accumulated during
     the development stage                        $ (191,889)    $ (213,911)
                                                  -----------    -----------
TOTAL STOCKHOLDER'S EQUITY                        $  (21,399)    $  (43,421)
                                                  -----------    -----------
TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY                              $   20,750     $   20,750
                                                  ===========    ===========



                           PRECIOUS METAL MINES, INC.
                            STATEMENTS OF OPERATIONS


                                            Three Months Ended   Three Months Ended
                                             January 31, 1999     January 31, 1998
                                             ----------------     ----------------
                                                (Unaudited)          (Unaudited)
INCOME

         Received for Lease                        $        0        $         0
         Cancellation of Lease                              0                  0
                  Total Income                              0                  0

EXPENSES

         Administration                                $4,518         $    1,233
         Financial                                          0                  0
         Property                                           0                  0
         Organization - Note 3                              0                  0
                                                   -----------        -----------
                  Total Expenses                   $    4,518         $    1,233

             Income (loss) from operations         $   (4,518)        $   (1,233)
                                                   -----------        -----------
         Average Shares Outstanding                $4,165,705         $4,165,705

         Loss per share                            $    .0012         $    .0000

         Deficit at Beginning of Period            $  195,575         $  190,656

         Deficit at End of Period                  $  199,693         $  191,889
                                                   ===========        ===========


                              PRECIOUS METAL MINES
                             STATEMENT OF CASH FLOWS


                                 Three Months Ended   Three Months Ended
                                  January 31, 1999     October 31, 1998
                                  ----------------     ----------------
                                     (Unaudited)          (Unaudited)
Cash Received from
subscription to
Companies Shares                                0                    0

Cash Received from
Officers                               $    4,518                    0

Cash Received from
Operations                                      0                    0

Total Cash Received
During Period                           $   4,518                    0

Cash Used in Operations                 $   4,518                    0

Increase in Cash                                0                    0

Cash at Beginning of
Period                                          0                    0

Cash at End of Period                           0                    0



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