Form 10QSB
period 1999-04-30
PRECIOUS METAL MINES INC
filed 2000-04-12
CIK 825999

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

                      For the period ended: April 30, 1999

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

The Company had 4,165,705 shares of common stock outstanding at April 30, 1999.

Transitional Small Business Disclosure Format (check one): Yes        No   X
                                                              -------   -------

                           PRECIOUS METAL MINES, INC.
                                TABLE OF CONTENTS


                         PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited)

   Balance Sheets as of April 30, 1999 .................................3

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

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................. 7


                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K................................7

   Signature Page........................................................8

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                           PRECIOUS METAL MINES, INC.
                                 BALANCE SHEETS


                                                 April 30,        April 30,
                                                   1999             1998
                                                ---------        ---------
                                               (Unaudited)      (Unaudited)
        ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                   $        0       $        0

    Notes Receivable                                20,750           20,750
                                                -----------      -----------
        TOTAL CURRENT ASSETS                    $   20,750       $   20,750

MINING PROPERTIES                                        0                0
                                                -----------      -----------
TOTAL ASSETS                                    $   20,750       $   20,750
                                                ===========      ===========


        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Stockholder Advances                         $   4,518        $       0
    Accounts payable                                53,022           43,382
                                                 ----------       ----------

TOTAL CURRENT LIABILITIES                        $  57,540        $  43,382
                                                 ----------       ----------

STOCKHOLDERS' EQUITY
    Common stock, $.01 par value;
    Authorized 50,000,000
     for property - 750,000 shares issued
     for services -  273,000 shares issued
     for cash  -     3,142,705 shares

     Total Issued 4,165,705 shares               $  41,657        $  41,657

     Capital Surplus                               128,833          128,833

     Deficit accumulated during
     the development stage                       $(213,911)       $(193,122)
                                                -----------      -----------
TOTAL STOCKHOLDER'S EQUITY                       $ (43,421)       $ (22,632)
                                                -----------      -----------
TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY                             $  20,750        $  20,750
                                                ===========      ===========


                           PRECIOUS METAL MINES, INC.
                            STATEMENTS OF OPERATIONS


                                                    Three Months Ended                     Nine Months Ended
                                              April 30, 1999    April 30, 1998    April 30, 1999      April 30, 1998
                                             ----------------  ----------------  ----------------    ----------------    -
                                                (Unaudited)      (Unaudited)        (Unaudited)        (Unaudited)
INCOME

         Received for Lease                     $         0       $        0       $         0           $         0
         Cancellation of Lease                            0                0                 0                     0
                                                ------------      -----------      ------------          ------------
                  Total Income                  $         0       $        0       $         0           $

EXPENSES

         Administration                          $    4,518       $    2,466       $     9,036           $     3,699
         Financial                                        0                0                 0                     0
         Property                                         0                0                 0                     0
         Organization - Note 3                            0                0                 0                     0
                                                 -----------      -----------      ------------          ------------
                  Total Expenses                 $    4,518       $    2,466       $     9,036           $     3,699
                                                 -----------      -----------      ------------          ------------

             Income (loss) from operations       $   (4,518)      $   (2,466)      $    (9,036)          $    (3,699)
                                                 ===========      ===========      ============          ============

         Average Shares Outstanding              4,165,705         4,165,705         4,165,705             4,165,705
                                                 ===========      ===========      ============           ===========

         Loss per share                          $   (.0001)      $   (.0001)      $    (.0013)           $   (.0001)

         Deficit at Beginning of Period          $ (199,693)      $  191,889        $ (195,575)           $  190,656

         Deficit at End of Period                $ (204,211)         193,889        $ (204,211)           $  193,889
                                                 ===========      ===========      ============           ===========


                           PRECIOUS METAL MINES, INC.
                             STATEMENT OF CASH FLOWS


                                       Three Months Ended                   Six Months Ended
                                April 30, 1999   April 30, 1998      April 30, 1999   April 30, 1998
                                --------------   --------------      --------------   --------------
                                  (Unaudited)      (Unaudited)         (Unaudited)      (Unaudited)

Cash Received from
subscription to
Companies Shares                  $        0         $        0       $         0      $         0

Cash Received from
Officers                               4,518                  0             9,036                0

Cash Received from
Operations                                 0                  0                 0                0

Total Cash Received
During Period                     $    4,518         $        0        $    9,036       $        0

Cash Used in Operations           $    4,518         $        0        $    9,036       $        0

Increase in Cash                           0                  0                 0                0

Cash at Beginning of
Period                                     0                  0                 0                0

Cash at End of Period                      0                  0                 0                0


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

Liquidity and Capital Resources

The Company had no income from operations in the period to which this report relates. As of April 30, 1999 shareholders and other parties had provided cash and services to the value of $34,036.


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