Form 10QSB
period 1999-07-31
PRECIOUS METAL MINES INC
filed 2000-04-12
CIK 825999

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

                       For the period ended: July 31, 1999

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

The Company had 4,165,705 shares of common stock outstanding at July 31, 1999.

Transitional Small Business Disclosure Format (check one): Yes        No   X
                                                              -------   -------

                           PRECIOUS METAL MINES, INC.
                                TABLE OF CONTENTS


                         PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited)

   Balance Sheets as of July 31, 1999 ..................................3

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

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................. 7


                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K................................7

   Signature Page........................................................8

                             PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                           PRECIOUS METAL MINES, INC.
                                 BALANCE SHEETS


                                                    July 31,         July 30,
                                                     1999              1998
                                                   --------         ---------
                                                  (Unaudited)      (Unaudited)
        ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                       $       0       $        0

    Notes Receivable                                   20,750           20,750
                                                    ---------       -----------
        TOTAL CURRENT ASSETS                        $  20,750       $   20,750

MINING PROPERTIES                                           0                0
                                                    ----------      -----------
TOTAL ASSETS                                        $  20,750       $   20,750
                                                    ==========      ===========


        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Stockholder Advances                            $  15,000        $       0
    Accounts payable                                   55,911           44,616
                                                    ----------       ----------

TOTAL CURRENT LIABILITIES                           $  70,911        $  44,616
                                                    ----------       ----------

STOCKHOLDERS' EQUITY
    Common stock, $.01 par value;
    Authorized 50,000,000
     for property - 750,000 shares issued
     for services -  273,000 shares issued
     for cash  -     3,142,705 shares

     Total Issued 4,165,705 shares                  $  41,657        $  41,657

     Capital Surplus                                  128,833          128,833

     Deficit accumulated during
     the development stage                          $(219,201)       $(194,356)
                                                   -----------      -----------
TOTAL STOCKHOLDER'S EQUITY                          $ (53,873)       $ (23,866)
                                                   -----------      -----------
TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY                                $  20,750        $  20,750
                                                   ===========      ===========


                           PRECIOUS METAL MINES, INC.
                            STATEMENTS OF OPERATIONS


                                                 Three Months Ended                    Nine Months Ended
                                           July 30, 1999    July 30, 1998      July 30, 1999    July 30, 1998
                                          --------------   --------------     --------------   --------------
                                            (Unaudited)      (Unaudited)       (Unaudited)      (Unaudited)
INCOME

         Received for Lease                 $         0       $        0        $         0       $         0
         Cancellation of Lease                        0                0                  0                 0
                                            ------------      -----------       ------------      ------------
                  Total Income              $         0       $        0        $         0       $

EXPENSES

         Administration                      $    5,213       $    3,700        $    14,249       $     7,399
         Financial                                    0                0                  0                 0
         Property                                     0                0                  0                 0
         Organization - Note 3                        0                0                  0                 0
                                             -----------      -----------       ------------      ------------
                  Total Expenses             $    5,213       $    3,700        $    14,249       $     7,399
                                             -----------      -----------       ------------      ------------

             Income (loss) from operations   $   (5,213)      $   (3,700)       $   (14,249)      $    (7,399)
                                             ===========      ===========       ============      ============

         Average Shares Outstanding           4,165,705        4,165,705          4,165,705         4,165,705
                                             ===========      ===========       ============       ===========

         Loss per share                      $   (.0001)      $   (.0001)       $    (.0014)       $   (.0002)

         Deficit at Beginning of Period      $ (204,209)      $  193,122         $ (195,575)       $  190,656

         Deficit at End of Period            $ (209,422)      $  194,356         $ (209,422)       $  194,356
                                             ===========      ===========       ============       ===========


                           PRECIOUS METAL MINES, INC.
                             STATEMENT OF CASH FLOWS


                                       Three Months Ended                   Nine Months Ended
                                 July 31, 1999    July 31, 1998      July 31, 1999     July 31, 1998
                                --------------   --------------     --------------    --------------
                                  (Unaudited)      (Unaudited)        (Unaudited)       (Unaudited)

Cash Received from
subscription to
Companies Shares                  $        0         $        0      $         0       $         0

Cash Received from
Officers                               5,213                  0           14,249                 0

Cash Received from
Operations                                 0                  0                0                 0

Total Cash Received
During Period                     $    5,213         $        0       $   14,249        $        0

Cash Used in Operations           $    5,213         $        0       $   14,249        $        0

Increase in Cash                           0                  0                0                 0

Cash at Beginning of
Period                                     0                  0                0                 0

Cash at End of Period                      0                  0                0                 0


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

Liquidity and Capital Resources

The Company had no income from operations in the period to which this report relates. As of July 31, 1999 shareholders and other parties had provided cash and services to the value of $39,249.


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