Form 10KSB
period 1999-10-31
PRECIOUS METAL MINES INC
filed 2000-04-12
CIK 825999

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

                  For the fiscal year ended: October 31, 1999

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosures will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

     Registrant's revenues for the year ended October 31, 1999 were $0.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average bid and ask price of the Common Stock on _________, 199__ as reported on The Nasdaq Bulletin Board Electronic Trading System was $------------- .

     The Company had 4,165,705 shares of common stock outstanding at October 31, 1999.

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

Item 3.   Legal Proceedings................................................4

Item 4.   Submission of Matters to a Vote of Security Holders..............4

                PART II.

Item 5.   Market for Common Equity and Related Stockholder Matters.........5


Item 6.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................5

Item 7.   Financial Statements.............................................6

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................6

                PART III.

Item  9.  Directors and Executive Officers, Compliance with Section 16(a)
           of the Exchange Act.............................................7

Item 10.  Executive Compensation...........................................8

Item 11.  Security Ownership of Certain Beneficial Owners and Management...8

Item 12.  Certain Relationships and Related Transactions...................8

                PART IV.

Item 13.  Exhibits and Reports on Form 8-K.................................9

Signature Page............................................................10

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

Defendants. Plaintiff claims to be a shareholder owning 400 shares of the common stock of Precious Metal Mines, Inc. The allegations of Plaintiff against Defendants, are: that pursuant to Nevada Revised Statutes, section 78.347, the Company's duly elected officers and directors failed to elect a board of directors and failed to file an annual list of officers and directors, and that the officers and directors have abandoned the business of the company. Plaintiff prays for the court to appoint a custodian for the purpose of carrying on the business of the corporation and electing a board of directors, and that the court grant damages in excess of ten thousand dollars, court costs and attorney fees. On or about July 22, 1998, a default judgment was entered against Defendant and in favor of Plaintiff, appointing one Ryan Barnard of Executive Business Service as custodian until a board of directors of the corporation can be regularly elected. The Company only became aware of the above proceedings in September of 1998 and promptly took steps to retain legal counsel in Nevada to set aside the default judgment on the grounds that Plaintiff's counsel had served the summons and complaint on the Company's prior resident agent, and that the Company had a new resident agent of record at the time Plaintiff's suit was filed. The court granted Defendant's petition and the default judgment was set aside. Registrant believes Plaintiff's suit was sham, not brought in good faith, and was an opportunistic attempt by Plaintiffs to steal control of the Company by a purported technical default. The Company is now in good standing in the state of Nevada. From a review of the certified shareholder list supplied by the Company's transfer agent, Plaintiff Scorpio is not now, nor was it at the time of the filing of its complaint, nor has it ever been a shareholder of the Company. Counsel for the Company believes the matter will either be dismissed or resolved in favor of the Company without any material or substantial costs. As of this filing, the matter is still pending disposition.

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

As of October 31, 1999, there were 86 Holders of record of the Common Stock.

Dividends. During the year ended October 31, 1999, the Company did not declare or pay cash dividends. The Company has no history of declaring and paying cash dividends to its common stockholders and has no intention of declaring such dividends into the foreseeable future.

Item 6. Management's  Discussion and Analysis or Plan of Operations

Statement of Operations

For the fiscal year ending October 31, 1999, administrative expenses increased from the fiscal year ending October 31, 1998, due to legal, accounting, and transfer agent fees.

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


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

None.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons:

The executive officers and directors of the Company are as follows:

   Name                            Age                Position
-----------                     ---------         ---------------

Francis J. Joslin                   53          Director, President,
                                                  Treasurer, Chief
                                                  Financial Officer

John L. Beckett                     50               Director

John Webster                        39               Director




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

   (b) Reports on Form 8-K.

The Company did not file any reports on Form 8-K during the year ending October 31, 1999.

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


PRECIOUS METAL MINES, INC.                               Dated: March 17, 2000
by: /s/ Francis J. Joslin
-------------------------
Chief Executive Officer

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.     Description
-----------     -----------

  FS Audited financial statements of Precious Metal Mines, Inc., for the year ended October 31, 1999

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
LAS VEGAS,  NEVADA 89123                            FAX NO.(702)  896-0278



                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

Board Of Directors                                         March 2, 2000
Precious Metals Mines, Inc.
London, England


     I have audited the accompanying Balance Sheets of Honor One Corporation, (Formerly Sierra Gold Development Corp.), (A Development Stage Company), as of October 31, 1999, October 31, 1998, and October 31, 1997, and the related statements of operations, stockholders, equity and cash flows for the three years ended October 31, 1999, October 31, 1998, and October 31, 1997. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Honor One Corporation, (Formerly Sierra Gold Development Corp.), (A Development Stage Company), as of December 31, 1998, December 31, 1997, and December 31, 1996, and the results of its operations and cash flows for the three years ended December 31, 1998, December 31, 1997, and December 31, 1996, in conformity with generally accepted accounting principles.

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
                                               OCT. 31, 1999   OCT. 31, 1998
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
                                                ============    ============


          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

CURRENT LIABILITIES
   Stockholders Advances (Note 6) ............. $    15,000     $    15,000
   Accounts Payable ........................... $    64,836     $    43,986
                                                ------------    ------------
      TOTAL CURRENT LIABILITIES                      79.836          58,986
                                                ------------    ------------

STOCKHOLDERS' EQUITY
   Common Stock, $0.01 par value;
    authorized 50,000,000 shares,
    issued and outstanding at
    October 31, 1998 - 4,165,705 shares ........$    41,657     $    41,657

   Additional paid-in capital ..................    128,833         128,833

   Deficit accumulated during
    the development stage ......................   (229,576)       (208,726)
                                                 -----------     -----------
        TOTAL STOCKHOLDERS' EQUITY .............    (59,086)        (38,236)
                                                 -----------     -----------
   TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY........................$    20,750     $   (20,750)
                                                ============    ============



   The accompanying notes are an integral part of these financial statements.

                          PRECIOUS METALS MINES, INC.
                         (A Development Stage Company)

                            STATEMENT OF OPERATIONS
                            -----------------------


                                            YEAR ENDED        YEAR ENDED
                                           OCT. 31, 1999     OCT. 31, 1998
                                           -------------     -------------

INCOME

   Revenue ...............................  $         --      $         --
                                            -------------     -------------

      TOTAL INCOME .......................  $         --      $         --
                                            -------------     -------------

EXPENSES

   General and Administrative ............  $     20,850      $     18,070
                                            -------------     -------------
      TOTAL EXPENSES .....................  $     20,850      $     18,070
                                            -------------     -------------

   NET PROFIT (LOSS)                        $    (20,850)     $    (18,070)
                                            =============     =============

NET PROFIT OR LOSS PER SHARE                $     (.0050)     $     (.0043)
                                            =============     =============

AVERAGE NUMBER OF SHARES
OF COMMON OUTSTANDING                          4,165,705         4,165,705
                                            =============     =============




   The accompanying notes are an integral part of these financial statements.

                          PRECIOUS METALS MINES, INC.
                         (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                        ---------------------------------


                                         Common Stock              Additional
                                         ------------                Paid-in         Accumulated
                                      Shares         Amount          Capital            Deficit
                                   ------------  -------------    -------------      ------------

Balance October 31, 1996             1,665,705     $   16,657        $ 128,833       $  (165,505)

December 18, 1996
   issued for cash                   2,50,.000         25,000               --               --

Net loss year ended
   October 31, 1997                         --             --               --            (35,151)
                                    -----------   ------------      -----------       ------------
Balance October 31, 1997             4,165,705     $   41,657        $ 128,833        $  (190,656)
                                    -----------   ------------      -----------       ------------
Net loss year ended
   October 31, 1998                         --             --               --            (18,070)
                                    -----------   ------------      -----------        -----------
Balance october 31, 1998             4,165,705      $  41,657        $ 128,833         $ (208,726)
                                    -----------    -----------      -----------        -----------
Net loss year ended
   October 31, 1999                         --             --               --         $  (20,850)
                                    -----------    -----------      -----------        -----------
BALANCE OCTOBER 31, 1999             4,165,705      $  41,657        $ 128,833         $ (229,576)
                                    ===========    ===========      ===========        ===========


   The accompanying notes are an integral part of these financial statements.

                          PRECIOUS METALS MINES, INC.
                         (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                             -----------------------


                                                      YEAR ENDED         YEAR ENDED
                                                     OCT. 31, 1999      OCT. 31, 1998
                                                     -------------      -------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net Loss ........................................   $   (20,850)      $    (18,070)

  Adjustment to reconcile net loss
    to net cash provided by operating activities ..            --                 --

CHANGES IN ASSETS AND LIABILITIES

  Increase in Notes Receivable ....................            --             15,000
  Accounts Payable ................................        20,850              3,070
                                                       -----------      -------------

     NET CASH USED IN OPERATING ACTIVITIES             $       --       $         --

CASH FLOWS FROM INVESTING ACTIVITIES                           --                 --

CASH FLOWS FROM ISSUANCE OF COMMON STOCK                       --                 --
                                                       -----------      -------------

     NET INCREASE (DECREASE) IN CASH                           --                 --

     CASH, BEGINNING OF PERIOD                                 --       $         --
                                                       -----------      -------------

     CASH, END OF PERIOD                               $       --       $         --
                                                       ===========      =============



   The accompanying notes are an integral part of these financial statements.

                          PRECIOUS METALS MINES, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
            October 31, 1999, October 31, 1998, and October 31, 1997

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

                          PRECIOUS METALS MINES, INC.
                         (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (continued)
                    -----------------------------------------
            October 31, 1999, October 31, 1998, and October 31, 1997


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