Form 10QSB
period 2000-01-31
PRECIOUS METAL MINES INC
filed 2000-04-12
CIK 825999

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

                     For the period ended: January 31, 2000

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

The Company had 4,165,705 shares of common stock outstanding at January 31, 2000.

Transitional Small Business Disclosure Format (check one): Yes        No   X
                                                              -------   -------

                           PRECIOUS METAL MINES, INC.

                                TABLE OF CONTENTS



                         PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited)

   Balance Sheets as of January 31, 2000 ...............................3

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

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................7


                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K................................7

   Signature Page........................................................8

                             PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                           PRECIOUS METAL MINES, INC.
                                  BALANCE SHEET


                                               Jnuary 31,     January 31,
                                                  2000           1999
                                               -----------    -----------
                                                Unaudited)    (Unaudited)
                ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                    $       0      $      0

    Notes Receivable                             $  20,750      $ 20,750

MINING PROPERTIES                                        0             0
                                                 ----------    ----------
TOTAL ASSETS                                     $  20,750      $ 20,750
                                                 ----------    ----------

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Stockholder Advances                         $  15 000     $   4,518
    Accounts payable                             $  68,586        48,504
                                                 ----------    ----------

TOTAL CURRENT LIABILITIES                        $  83,586     $  53,022
                                                 ----------    ----------

STOCKHOLDERS' EQUITY
    Common stock, $.01 par value;
    Authorized 50,000,000
     for property - 750,000 shares issued
     for services -  273,000 shares issued
     for cash  -     3,142,705 shares

     Total Issued 4,165,705 shares               $   41,657    $   41,657

     Capital Surplus                                128,833       128,833

     Deficit accumulated during
     the development stage                       $ (233,326)   $ (191,889)
                                                 -----------   -----------
TOTAL STOCKHOLDER'S EQUITY                       $  (63,556)   $  (21,399)
                                                 -----------   -----------
TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY                             $   20,750    $   20,750
                                                 ===========   ===========



                           PRECIOUS METAL MINES, INC.
                            STATEMENTS OF OPERATIONS


                                             Three Months Ended  Three Months Ended
                                              January 31, 2000    January 31, 1999
                                              ----------------    ----------------
                                                 (Unaudited)         (Unaudited)
INCOME

         Received for Lease                       $        0            $        0
         Cancellation of Lease                             0                     0
                  Total Income                             0                     0

EXPENSES

         Administration                           $    6,150            $    4,518
         Financial                                         0                     0
         Property                                          0                     0
         Organization - Note 3                             0                     0
                                                  -----------           -----------
                  Total Expenses                  $    6,150            $    4,518

             Income (loss) from operations        $   (6,150)           $   (4,518)
                                                  -----------           -----------
         Average Shares Outstanding               $4,165,705            $4,165,705

         Loss per share                           $    .0059            $    .0012

         Deficit at Beginning of Period           $  229,576            $  195,575

         Deficit at End of Period                 $  235,726            $  199,693



                              PRECIOUS METAL MINES
                             STATEMENT OF CASH FLOWS


                                 Three Months Ended    Three Months Ended
                                  October 31, 2000      January 31, 1999
                                  ----------------      ----------------
                                     (Unaudited)           (Unaudited)
Cash Received from
subscription to
Companies Shares                                0                     0

Cash Received from
Officers                                    6,150            $    4,518

Cash Received from
Operations                                      0                     0

Total Cash Received
During Period                               6,150             $   4,518

Cash Used in Operations                     6,150             $   4,518

Increase in Cash                                0                     0

Cash at Beginning of
Period                                          0                     0

Cash at End of Period                           0                     0



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

Liquidity and Capital Resources

The Company had no income from operations in the period to which this report relates. As of January 31, 2000 shareholders and other parties had provided cash and services to the value of $39,249.


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