Form 10KSB
period 1996-10-31
PRECIOUS METAL MINES INC
filed 2000-04-14
CIK 825999

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

                  For the fiscal year ended: October 31, 1996

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosures will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

     Registrant's revenues for the year ended October 31, 1996 were $0.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average bid and ask price of the Common Stock on _________, 199__ as reported on The Nasdaq Bulletin Board Electronic Trading System was $------------- .

     The Company had 1,665,705 shares of common stock outstanding at October 31, 1996.

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

Item 5.   Market for Common Equity and Related Stockholder Matters.........5

Item 6.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................5

Item 7.   Financial Statements.............................................6

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................6

                PART III.

Item 9.   Directors and Executive Officers, Compliance with Section 16(a)
           of the Exchange Act.............................................6

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

Item 12.  Certain Relationships and Related Transactions...................8

                PART IV.

Item 13.  Exhibits and Reports on Form 8-K.................................8

Signature Page.............................................................9

                                     PART I

Item 1.   Description of Business

The Company was organized in Nevada on April 30, 1987, to explore and develop mineral deposits on the Nel property at Nelson, Nevada, and to acquire other properties worthy of exploration. After its formation, the Company's various mineral exploration and development ventures were pursued, but ultimately abandoned. From the time of its formation through November, 1992, the Company was the sole owner of two mining properties, the Nel, located at Nelson, Nevada, and the Kadex at Philipsburg, Montana. At a a special meeting of stockholders held on August 24, 1993, 95.02% of the shares represented at the meeting unanimously voted to transfer title of the properties to two separate newly formed companies so that financing the development of the properties could be done separately. The Nel property was sold to the newly formed Nelloro Corporation for 960,800 Nelloro shares and the Kadex property was transferred to Cadgie Co. for the same amount of Cadgie shares. The shares received by the parent, Precious Metal Mines, Inc., were then spun-off to its stockholders of record, August 31, 1993, share for share.

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

     [NOMINAL]

As of October 31, 1996, there were 83 Holders of record of the Common Stock.

Dividends. During the year ended October 31, 1996, the Company did not declare or pay cash dividends. The Company has no history of declaring and paying cash dividends to its common stockholders and has no intention of declaring such dividends into the foreseeable future.


Item 6. Management's  Discussion and Analysis or Plan of Operations

Statement of Operations

         For the fiscal year ending October 31, 1996, administrative expenses increased from the fiscal year ending October 31, 1995, due to legal, accounting, and transfer agent fees.

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


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

None.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons:

The executive officers and directors of the Company are as follows:

   Name                            Age                Position
-----------                     ---------         ---------------

Francis J. Joslin                   50          Director, President,
                                                  Treasurer, Chief
                                                  Financial Officer

John L. Beckett                     47               Director

John Webster                        36               Director




Francis J. Joslin

Mr. Joslin grew up in Australia after his fimaly emigrated from England in 1949; he is now an Australian citizen and resident.

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

Following are all of the Officers and Directors of the Company who are benenficial owners of the Company's securities:

                    Name and Address of      Amount and Nature of    Percent
Title of Class        Beneficial Owner       Beneficial Ownership    of Class
--------------   -----------------------     --------------------    --------

Common Stock     Francis J. Joslin               50,000                 3.0
                 15th Floor, 640 5th Ave.
                 New York, NY  10019



Item 12.  Certain Relationships and Related Transactions:

None.

                                     PART IV

Item 13.  Exhibits, Financial Statement, Schedules and Reports on Form 8-K:

   (a) Exhibits

See exhibit index included elsewhere in this filing.

   (b) Reports on Form 8-K.

The Company did not file any reports on Form 8-K during the year ending October 31, 1996.

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


PRECIOUS METAL MINS, INC.                               Dated: March 17, 2000
by: /s/ Francis J. Joslin
-------------------------
Chief Executive Officer

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.     Description
-----------     -----------

  FS Audited financial statements of Precious Metal Mines, Inc., for the year ended October 31, 1996

  3.1 Articles of Incorporation of Precious Metal Mines, Inc., incorprated by reference to Form 10-SB filed 1996

  3.2 By-laws of Precious Metal Mines, Inc., incorporated by reference to Form 10-SB filed 1996

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
LAS VEGAS,  NEVADA 89123                     FAX NO.(702)  896-0278



                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

Board Of Directors                                         March 2, 2000
Precious Metals Mines, Inc.
London, England


     I have audited the accompanying Balance Sheets of Honor One Corporation, (Formerly Sierra Gold Development Corp.), (A Development Stage Company), as of December 31, 1998, December 31, 1997, and December 31, 1996, and the related statements of operations, stockholders, equity and cash flows for the three years ended December 31, 1998, December 31, 1997, and December 31, 1996. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

                          PRECIOUS METALS MINES, INC.
                         (A Development Stage Company)

                                 BALANCE SHEET
                                 -------------

                        ASSETS
                        ------
                                               OCT. 31, 1996
                                               -------------

CURRENT ASSETS ................................ $        --
                                                ------------
OTHER ASSETS .................................. $        --
                                                ------------

       TOTAL ASSETS ........................... $        --
                                                ============


          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

CURRENT LIABILITIES
   Accounts Payable ........................... $    20,015
                                                ------------

      TOTAL CURRENT LIABILITIES ............... $    20,015
                                                ------------

STOCKHOLDERS' EQUITY
   Common stock, $0.01 par value,
    authorized 50,000,000 shares;
    issued and outstanding at October
    31, 1996 - 1,665,705 ...................... $    16,657

   Additional Paid-in Capital .................     128,833

   Deficit accumulated during
    the development stage .....................    (165,505)
                                                ------------

   TOTAL STOCKHOLDERS' DEFICIT ................     (20,015)

      TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                     $        --
                                                ============

   The accompanying notes are an integral part of these financial statements.

                          PRECIOUS METALS MINES, INC.
                         (A Development Stage Company)

                            STATEMENT OF OPERATIONS
                            -----------------------


                                                 YEAR ENDED
                                                OCT. 31, 1996
                                                -------------

INCOME

   Revenue ..................................... $         --
                                                 -------------

      TOTAL INCOME ............................. $         --
                                                 -------------

EXPENSES

   General and Administrative .................. $    27, 955
                                                 -------------

     TOTAL EXPENSES ............................ $     27,955
                                                 -------------

         NET PROFIT (LOSS)...................... $    (27,955)
                                                 =============

NET PROFIT OR LOSS PER SHARE.................... $     (.0210)
                                                 =============

AVERAGE NUMBER OF SHARES
OF COMMON OUTSTANDING...........................    1,329,386
                                                 =============


   The accompanying notes are an integral part of these financial statements.

                          PRECIOUS METALS MINES, INC.
                         (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                        ---------------------------------


                                         Common Stock                Additional
                                         ------------                 Paid-in          Accumulated
                                      Shares         Amount          Capital            Deficit
                                   ------------  -------------    -------------      ------------

Balance October 31, 1995..........   1,233,800     $   12,338        $  89,962        $ (137.550)

September 22, 1996
   issued for cash................     431,905          4,319           38,871                --

Net loss year ended
   October 31, 1996...............          --             --               --            (27,955)
                                    -----------   ------------      -----------       -------------
    BALANCE OCTOBER 31, 1996......   1,665,705     $   16,657        $ 128,833         $ (165,505)
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

                          PRECIOUS METALS MINES, INC.
                         (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                             -----------------------


                                                       YEAR ENDED
                                                      OCT. 31, 1996
                                                      -------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net Loss ........................................   $   (27, 955)

  Adjustment to reconcile net loss
    to net cash provided by operating activities ..             --

CHANGES IN ASSETS AND LIABILITIES

  Accounts Payable ................................        (15,235)
                                                      -------------

     NET CASH USED IN OPERATING ACTIVITIES.........   $    (43,190)

CASH FLOWS FROM INVESTING ACTIVITIES...............             --

CASH FLOWS FROM ISSUANCE OF COMMON STOCK...........         43,190
                                                      -------------

     NET INCREASE (DECREASE) IN CASH...............             --

     CASH, BEGINNING OF PERIOD.....................   $         --
                                                      -------------

     CASH, END OF PERIOD ..........................   $         --
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