Form 10QSB/A
period 2000-01-31
PRECIOUS METAL MINES INC
filed 2000-04-14
CIK 825999

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                -----------------

                                  FORM 10-QSB/A

                                -----------------


      [ X ] AMENDED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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