Form 10KSB/A
period 1996-10-31
PRECIOUS METAL MINES INC
filed 2000-05-04
CIK 825999

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                -----------------

                                     AMENDED
                                   FORM 10-KSB

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

     [Quotations not available]

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


PRECIOUS METAL MINES, INC.                                Dated: May 2, 2000
by: /s/ Francis J. Joslin
-------------------------
Chief Executive Officer

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.     Description
-----------     -----------

  FS Audited financial statements of Precious Metal Mines, Inc., for the year ended October 31, 1996

  3.1 Articles of Incorporation of Precious Metal Mines, Inc., and Amendments to Articles of Incorporation

  3.2           By-laws of Precious Metal Mines, Inc.

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