Form 10QSB
period 2000-04-30
INTERACTIVE MOTORSPORTS INC
filed 2000-08-28
CIK 825999

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                    FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:  April 30, 2000          Commission File Number: 33-18437-LA

                          INTERACTIVE MOTORSPORTS, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                      88-0230400
--------------------------------------------------------------------------------
(State or other jurisdiction of              I.R.S. Employer Identification No.
incorporation or organization)

    3675 Pecos-McCloud Road, Las Vegas                     89121
----------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

                                 61-2-9417 7226
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                           PRECIOUS METAL MINES, INC.
                            -------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[x] Yes           [  ] No

Indicate the number of shares outstanding of each of the issuer/s classes of common stock as of the last practicable date:

         Date:                                             April 30, 2000

         Common Stock - Number of shares
         outstanding at April 30, 2000                        4,165,705

                          INTERACTIVE MOTORSPORTS, INC

                                      INDEX

PART I                       FINANCIAL INFORMATION


   Item 1           Financial Statements

                         Balance Sheets
                         Statement of Operations
                         Statement of Cash Flows
                         Notes of Consolidated Financial Statements (Unaudited)

   Item 2           Management Discussion and Analysis of Financial



PART II                          OTHER INFORMATION

   Item 6           Exhibits and Reports on Form 8-K

                    Signature Page

                          INTERACTIVE MOTORSPORTS, INC.

                                 BALANCE SHEETS

                                                                       April 30, 2000               October 31, 2000
                                                                       ------------------------     --------------------

CURRENT ASSETS

                   Notes Receivable                                                     20,750                   20,750

MINING PROPERTIES                                                                            0                        0

                                                                       ------------------------     --------------------
TOTAL ASSETS                                                                            20,750                   20,750
                                                                       ------------------------     --------------------



                                                                       April 30, 2000               October 31, 2000
                                                                       ------------------------     --------------------

CURRENT LIABILITIES

                   Accounts Payable                                                     67,535                   64,835

                   Unsecured Loans                                                      15,000                   15,000

                                                                       ------------------------     --------------------
TOTAL CURRENT LIABILITIES                                                               82,535                   79,835
                                                                       ------------------------     --------------------

STOCKHOLDERS' EQUITY

Common Stock, Par Value $0.01 per share
Authorized                   50,000,000 shares
                   ---------------------
For property                    750,000 shares issued
For services                    273,000 shares issued
for cash                      3,142,705 shares issued
                   ---------------------
Total Issued                  4,165,705 shares                                          41,657                   41,657
                   ---------------------

Capital Surplus                                                                        128,833                  128,833
                                                                       ------------------------     --------------------
Total Paid in Capital                                                                  170,490                  170,490
                                                                       ------------------------     --------------------

DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE                                           233,276                  229,576

TOTAL STOCKHOLDERS EQUITY                                                              -61,786                  -59,086

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              20,750                   20,750

                          INTERACTIVE MOTORSPORTS, INC.

                             STATEMENT OF OPERATIONS

                                                                       Six Months Ended             Year Ended
                                                                       April 30, 20                 October 31, 1999
INCOME

                   Sales                                                                     0                        0
                   Received for Lease                                                        0                        0
                                                                       ------------------------     --------------------
TOTAL INCOME                                                                                $0                       $0
                                                                       ------------------------     --------------------

EXPENSES

                   Administration                                                        2,700                   20,850
                   Financial                                                                 0                        0
                   Property                                                                  0                        0
                   Organization                                                              0                        0
                                                                       ------------------------     --------------------
Total Expenses                                                                          $2,700                  $20,850
                                                                       ------------------------     --------------------

Loss from Operations                                                                    $2,700                  $20,850

Average Shares Outstanding                                                           4,165,705                4,165,705

Loss per Share                                                                        $0.00065                 $0.00501

Deficit at Beginning of Period                                                        $229,576                 $208,726

Deficit at End of Period                                                              $232,276                 $229,576

                          INTERACTIVE MOTORSPORTS, INC.

                             STATEMENT OF CASH FLOWS

                                                                       Six Months Ended             Year Ended
                                                                       April 30, 20                 October 31, 1999

Cash Received from Subscription to Companies Shares                                          0                        0

Cash Received from Officers                                                              2,700                   20,850

Cash Received from Operations                                                                0                        0

Total Cash Received During Period                                                        2,700                   20,850

Cash Used in Operations                                                                  2,700                   20,850

Increase in Cash                                                                             0                        0

Cash at Beginning of Period                                                                  0                        0

Cash at End of Period                                                                        0                        0

                          INTERACTIVE MOTORSPORTS, INC.

                          Notes to Financial Statements

1.       Basis of Preparation

         The unaudited information included herein includes, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the period covered hereby.

         The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

                     Management's Discussion and Analysis of
                 Financial Conditions and Results of Operations.

         Results of Operations

                  The Company had no business operations during the period to which this report relates.

         Liquidity and Capital Resources

                  The Company had no income from operations in the period to which this report relates. As of April 30, 2000 shareholders and other parties had provided cash and/or other services to the value of $2,700.00.

Part II - Other Information

         Item 6 - Exhibits and reports in Form 8-K

                                      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Interactive Motorsports, Inc.
(Registrant)



By   /s/ Francis F. Joslin
     -----------------------------------------------
     President, Chief Financial Officer and Director