Form 10QSB
period 2000-07-31
INTERACTIVE MOTORSPORTS INC
filed 2000-09-07
CIK 825999

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:  July 31, 2000           Commission File Number:  33-18437-LA

                           INTERACTIVE MOTORSPORTS, INC.

             (Exact name of registrant as specified in its charter)

            Nevada                                       88-0230400
--------------------------------------------------------------------------------
(State or other jurisdiction of               I.R.S. Employer Identification No.
 incorporation or organization)

3675 Pecos-McCloud Road, Las Vegas                                    89121
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

61-2-9417 7226
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[x] Yes           [  ] No

Indicate the number of shares outstanding of each of the issuer/s classes of common stock as of the last practicable date:

         Date:                                                 July 31, 2000

         Common Stock - Number of shares
         outstanding at July 31, 2000                             4,165,705

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


         Item 1            Financial Statements

                                Balance Sheets
                                Statement of Operations
                                Statement of Cash Flows

             Notes of Consolidated Financial Statements (Unaudited)

         Item 2            Management Discussion and Analysis of Financial



PART II               OTHER INFORMATION

         Item 6            Exhibits and Reports on Form 8-K

                                Signature Page




                          INTERACTIVE MOTORSPORTS, INC

                                 BALANCE SHEETS

                                                                                 July 31,   October 31,
                                                                                   2000          2000
                                                                                ----------   ----------
CURRENT ASSETS

                   Notes Receivable .......................................       20,750       20,750

MINING PROPERTIES .........................................................            0            0

                                                                                ----------   ----------
TOTAL ASSETS ..............................................................       20,750       20,750
                                                                                ----------   ----------



                                                                                 July 31,   October 31,
                                                                                   2000        2000
                                                                                ----------   --------

CURRENT LIABILITIES

                   Accounts Payable .......................................       68,685       64,835

                   Unsecured Loans ........................................       15,000       15,000

                                                                                ----------   ----------
TOTAL CURRENT LIABILITIES .................................................       83,685       79,835
                                                                                ----------   ----------

STOCKHOLDERS' EQUITY

Common Stock, Par Value $0.01 per share
Authorized .............. 50,000,000 shares

                          -----------------------
For property .............750,000 shares issued
For services .............273,000 shares issued
for cash .................3,142,705 shares issued
                          -----------------------
Total Issued ..............4,165,705 shares                                      41,657       41,657
                                                                                ----------

Capital Surplus ...........................................................      128,833      128,833
                                                                                ----------   ----------
Total Paid in Capital .....................................................      170,490      170,490
                                                                                ----------   ----------

DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE ..............................      233,426      229,576

TOTAL STOCKHOLDERS EQUITY .................................................      -62,936      -59,086

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ................................       20,750       20,750



                          INTERACTIVE MOTORSPORTS, INC

                             STATEMENT OF OPERATIONS

                         Six Months Ended April 30, 2000

                          Year Ended October 31, 1999
INCOME

                   Sales ..................................................            0            0
                   Received for Lease .....................................            0            0
                                                                                ----------   ----------
TOTAL INCOME ..............................................................   $        0   $        0
                                                                                ----------   ----------

EXPENSES

                   Administration .........................................        3,850       20,850
                   Financial ..............................................            0            0
                   Property ...............................................            0            0
                   Organization ...........................................            0            0

                                                                                ----------   ----------
Total Expenses ............................................................   $    3,850   $   20,850
                                                                                ----------   ----------

Loss from Operations ......................................................   $    3,850   $   20,850

Average Shares Outstanding ................................................    4,165,705    4,165,705

Loss per Share ............................................................   $  0.00092   $  0.00501

Deficit at Beginning of Period ............................................   $  229,576   $  208,726

Deficit at End of Period ..................................................   $  233,426   $  229,576


                          INTERACTIVE MOTORSPORTS, INC

                             STATEMENT OF CASH FLOWS

                         Six Months Ended April 30, 2000

                          Year Ended October 31, 1999


Cash Received from Subscription to Companies Shares .......................         0            0

Cash Received from Officers ...............................................     3,850       20,850

Cash Received from Operations .............................................         0            0

Total Cash Received During Period .........................................     3,850       20,850

Cash Used in Operations ...................................................     3,850       20,850

Increase in Cash ..........................................................         0            0

Cash at Beginning of Period ...............................................         0            0


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

         Liquidity and Capital Resources

                  The Company had no income from operations in the period to which this report relates. As of July 31, 2000 shareholders and other parties had provided cash and/or other services to the value of $3,850.00.

Part 11 - Other Information

         Item 6 - Exhibits and reports in Form 8-K

                  Form 8-K advising Change of Name of corporation filed on June 29, 2000

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