Form 10-K
period 2000-10-31
INTERACTIVE MOTORSPORTS INC
filed 2001-05-16
CIK 825999

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                    FORM 10-K

                   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal year ended: October 31, 2000

                      Commission File Number: 33-18437-LA

                          INTERACTIVE MOTORSPORTS, INC.
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Nevada                                                   88-0230400
--------------------------------------------------------------------------------
(State or other jurisdiction of               I.R.S. Employer Identification No
incorporation or organization)

3675 Pecos-McCloud Road, Las Vegas                                     89121
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

_____________________________________61-2-9417 7226_____________________________
              (Registrant's telephone number, including area code)

                           INTERACTIVE MOTORSPORTS, INC.
-------------------------------------------------------------------------

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.]

[x] Yes           [  ] No

Indicate the number of shares outstanding of each of the issuer/s classes of common stock as of the last practicable date:

         Date:                                                October 31, 2000

         Common Stock - Number of shares
         outstanding at July 31, 2000                         4,165,705

Registrant's revenues for year ended October 31, 2000 were $0.

                          INTERACTIVE MOTORSPORTS, INC


                                TABLE OF CONTENTS

PART 1


         Item 1     Description of Business
         Item 2     Description of Property
         Item 3     Legal Proceedings
         Item 4     Submission of Matters to a Vote of Security Holders

PART 11             OTHER INFORMATION

         Item 5     Market for Common Equity and Related Stockholder Matters
         Item 6     Selected Financial Data
         Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations
         Item 8     Financial Statements
         Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


PART 111


         Item 10 Directors and Executive Officers, Compliance with Section 16 (a) of the Exchange Act
         Item 11    Executive Compensation
         Item 12    Security Ownership of Certain Beneficial Owners and
                    Management
         Item 13    Certain Relationships and Related Transactions

PART 1V


         Item 14    Exhibits and Reports on Form 8-K

                          INTERACTIVE MOTORSPORTS, INC.

                                     PART 1

Item 1.  Business

         The Company was organized in Nevada on April 30, 1987 to explore and develop mineral deposits on the Nel property at Nelson, Nevada, and to acquire other properties worthy of exploration. After its formation the Company's various mineral exploration and development ventures were pursued, but ultimately abandoned. From the time of its formation through November, 1992 the Company was the sole owner of two mining properties, the Nel, located at Nelson, Nevada, and the Kadex at Philipsburg, Montana. At a special meeting of stockholders held on August 24, 1993, 95.02% of the shares represented at the meeting unanimously voted to transfer title of the properties to two separate newly formed companies so that financing the development of the properties could be done separately. The Nel property was sold to the newly formed Nelloro Corporation for 960,800 Nelloro shares and the Kadex property was transferred to Cadgie Co, for the same amount of Cadgie shares. The shares received by the parent, Interactive Motorsports, Inc. (then known as Precious Metal Mines, Inc.) were then spun off to its stockholders of record, August 31, 1993, share for share. On April 30, 1994, Andrew W. Berney, Raymond Girard and Gary C. Vesperman were elected to the board of directors of the Company by the shareholders. Each of Messrs. Berney, Girard and Vesperman resigned as directors of the Company effective March 21, 1995 and Francis J. Joslin, John L. Beckett and John Webster were appointed as directors as of that date. Messrs. Joslin and Beckett remain as current directors. During the fiscal year the Company entered into negotiations to acquire a business in the United Kingdom known as Interactive Motorsports and in anticipation of success the company changed its name from Precious Metal Mines, Inc. to Interactive Motorsports, Inc. One of the conditions of the proposed acquisition was that the shares in the Company be quoted on the Nasdaq Bulletin Board Electronic Trading System During the due diligence period of the proposed acquisition the Company was advised that its quotation status on Nasdaq had been terminated and for this reason the acquisition negotiations ceased. A proposal to enter oil and gas production was considered by the company and the name changed to Black Sea Oil, Inc. Due to the inability to obtain funding for this proposal did not proceed. At the present the Company's operations are dormant and it is pursuing alternative business opportunities.

Item 2.  Properties

         As discussed above under "Business", the Company has disposed of all of its properties and presently has no property holdings.


Item 3.  Legal Proceedings

         The only legal matter involving or known to the registrant is as follows:

         On or about May 1998, a complaint against the Company was filed in the Ninth Judicial District Court, Douglas County, Nevada, case number 98-CV-0111, entitled Scorpio Investments, Inc. a Nevada corporation, Plaintiff, vs. Precious Metal Mines, Inc., a Nevada corporation, and DOES 1 through 20, Defendants. Plaintiff claims to be a shareholder owning 400 shares of the common stock of Precious Metal Mines, Inc. The allegations of the Plaintiff against the Defendant are: that pursuant to Nevada Revised Statutes, section 78.347, the Company's duly elected officers and directors failed to elect a board of directors and failed to file an annual list of officers and directors, and that the officers and directors have abandoned the business of the Company. Plaintiff prays for the Court to appoint a custodian for the purpose of carrying on the business of the corporation and electing a board of directors, and that the Court grant damages in excess of ten thousand dollars, Court costs and attorneys fees. On or about July 22, 1998, a default judgement was entered against Defendent and in favour of Plaintiff, appointing one Ryan Barnard of Executive Business Service as custodian until a board of directors of the corporation can be regularly elected. The Company only became aware of the above proceedings in September of 1998 and promptly took steps to retain legal counsel in Nevada to set aside the default judgement on the grounds that Plaintiff's counsel had served the summons and complaint on the Company's prior resident agent, and that the Company had a new resident agent of record at the time Plaintiff's suit was filed. The Court granted Defendant's petition and the default judgement was set aside. Registrant believes Plaintiff's suit was a sham, not brought in good faith and was an opportunistic attempt by Plaintiff to steal control of the Company by a purported technical default. The Company is now in good standing in the state of Nevada. From a review of the certified shareholder list supplied by the Company's transfer agent, Plaintiff Scorpio is not now, nor was it at the time of filing its complaint, nor has it ever been a shareholder of the Company. As of this filing it appears that Plaintiff has abandoned its claim; Plaintiff has taken no further action in the case since the default judgement was set aside in favour of the Company. Counsel for the Company believes the matter will either be dismissed or resolved in favour of the Company without any material or substantial costs. As of this filing the matter is still pending disposition.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.


                                     PART 11

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The Company's shares of Common Stock were traded on the Over The Counter Market under the symbol "PCMM" until September, 2000 at which time quotation was suspended by NASDAQ because of late filings and the inactivity of the corporation. At the time of this report re-quotation has been declined until such times as the Company commences business and appropriate filings in respect thereof are effected. As of October 31, 2000 there were 86 Holders of record of the Common Stock. Dividends
         - during the year ended October 31, 2000 the Company did not declare or pay cash dividends. The Company has no history of declaring and paying cash dividends to its common stockholders and has no intention of declaring such dividends into the foreseeable future.


Item 6.  Selected Financial Data

         None.


Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Statement of Operations

         For the fiscal year ended October 31, 2000 administrative expenses decreased from the fiscal year ended October 31, 1999 due to decreases in legal fees.

Liquidity and Capital Resources

         The Company has no available sources of capital and no cash accounts.

Item 8.  Financial Statements and Selected Supplementary Data

         As per attached report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

                                    PART 111

Item 10  Directors, Executive Officers, Promoters and Control Persons.

         The executive officers and directors of the Company are as follows:

                 NAME      AGE            POSITION
                 ----      ---            --------
Francis J. Joslin          56       Director, President, Treasurer, Chief
                                    Financial Officer
John L. Beckett            51       Director
John Webster               40       Director

Francis J. Joslin

         Mr. Joslin grew up in Australia after his family emigrated from England in 1949; he is now an Australian citizen and resident. After completing his primary and secondary education he gained his qualification as a chartered accountant and was admitted as a member of The Institute of Chartered Accountants in Australia in 1971. At that time he commenced private practice as an accountant on his own, specializing in income tax matters; he developed the practice over the next twelve years at which time he began to concentrate on a variety of commercial activities. Since 1980 Mr. Joslin has been involved in a number of businesses, including tin mining ventures in Queensland and substantial investment in gold mining companies in Australia, In 1982 he acquired one of Australia's best known horticultural names, and after a period of restructuring, successfully listed the company on the Australian Stock Exchange. In 1984 he acquired a food business which trebled in size during his ownership; this business was sold in 1992 and since then Mr. Joslin has concentrated on resource based opportunities.

John L. Beckett

         John Beckett was educated at the King's School, Canterbury and Sheffield University. He has been involved in the investment sector for a number of years of which during the past seven years he has been running his own financial planning practice dealing mainly with corporate clients. Mr. Beckett is a director of a consultancy company which provides strong links with City institutions.

John Webster

         From 1994 to 1995 Mr. Webster was a director of Operations of the Commonwealth and British Minerals Plc. From 1993 to 1994 Mr. Webster was vice president of operations at J.D.Welsh & Associates. From 1991 to 1993 Mr. Webster was Project Manager of American Resources Corporation and from 1989 to 1991 he was Project Manager at Red Rock Mining (USA) Inc. Mr. Webster received his Dip. C.S.M. from the Camborne School of Mines in 1980 and his Western Australian Unrestricted Quarry Managers Certificate in 1984. He is also a member of the Australian Institute of Mining and Metallurgy, the Society of Mining Engineers A.I.M.E. and the Society of Explosive Engineering.

         Mr. Webster has subsequently been removed as a director of the company pursuant to a resolution of shareholders and as a consequence of a change in the direction of future business activities being considered by the company.

Item 11  Executive Compensation

         No compensation was paid to any of the officers or directors of the Company.

Item 12  Security Ownership of Certain Beneficial Owners and Management

         Francis J. Joslin is the registered owner of 50,000 shares of Common Stock, par value $0.01 per share.

Item 13  Certain Relationships and Related Transactions

         None

                                     PART 1V

Item 14  Exhibits, Financial Statements, Schedules and Reports on Form 8-K

Exhibits

         Item xx  Consent of Independent Auditors

Financial Statement

         Audited Financial Statements for the Fiscal Years ending October 31, 1998, 1999 and 2000.

Schedules

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Black Sea Oil, Inc.
(Registrant)



By Francis F. Joslin
____________________
President, Chief Financial Officer and Director

                             BARRY L. FRIEDMAN, P.C.
                           Certified Public Accountant

1582 TULITA DRIVE OFFICE                                Office   (702) 381-8414
LAS VEGAS, NEVADA 89123 FAX NO.                         Fax No.  (702) 896-0278


To Whom It May Concern:                                        November 22, 2000

         The firm of Barry L. Friedman, P-C., Certified Public Accountant consents to the inclusion of my report of Novembet 22, 2000, on the Financial Statements of Interactive Motorsports, Inc., (Formerly Precious Metal Mines, Inc.), if or the periods ending October 31, 2000, October 31, 1999, and October 31, 1998, in any filings that are necessary now or in the near future to be filed with the U.S. Securities and Exchange Commission.


Very truly yours.

/s/ Barry L. Friedman
---------------------
Barry L. Friedman
Certified Public Accountant

                          INTERACTIVE MOTORSPORTS, INC.
                      (FORMERLY PRECIOUS METAL MINES, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                              FINANCIAL STATEMENTS
                                   ----------
                                October 31, 2000
                                October 31, 1999
                                October 31, 1998



                                       I

                                TABLE OF CONTENTS



                                                  PAGE

INDEPENDENT AUDITORS' REPORT...................    1

BALANCE SHEET..................................    2

STATEMENT OF OPERATIONS.......................     3

STATEMENT OF STOCKHOLDERS EQUITY..............     4

STATEMENT OF CASH FLOWS.......................     5

NOTES TO FINANCIAL STATEMENTS.................     6-7

                             BARRY L. FRIEDMAN, P.C.
                           Certified Public Accountant

1582 TULITA DRIVE OFFICE                                Office   (702) 381-8414
LAS VEGAS, NEVADA 89123 FAX NO.                         Fax No.  (702) 896-0278


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

Board Of Directors                                             November 22, 2000
Interactive Motorsports, Inc.
Formerly Precious Metal Mines, Inc.
London, England


         I have audited the accompanying Balance Sheets of Interactive Motorsports, Inc., (Formerly Precious Metal Mines, Inc.), (A Development Stage Company), as of October 31, 2000, October 31, 1999, and October 21, 1998, and the related statements of operations, stockholders' equity and cash flows for the three years ended October 31, 2000, October 31, 1999, and October 31, 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

         I conducted my audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting counting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interactive Motorsports, Inc., (Formerly Precious Metal Mines, Inc.), (A Development Stage Company), as of October 31, 2000, October 31, 1999, and October 31, 1998, and the results of its operations and cash flows for the three years ended October 31, 2000, October 31, 1999, and October 31, 1998, in conformity with generally accepted accounting principles.

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

/s/ Barry L. Friedman
---------------------
Barry L. Friedman

                          INTERACTIVE MOTORSPORTS, INC.
                     (FORMERLY PRECIOUS METAL MINES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                                     ASSETS

                                                                  October          October         October
                                                                  31, 2000         31, 2000        31, 2000
CURRENT ASSETS
  Notes Receivable                                                       $ 20,750        $ 20,750         $ 20,750

  TOTAL CURRENT ASSETS                                                   $ 20,750        $ 20,750         $ 20,750

OTHER ASSETS                                                                  $ -             $ -              $ -

  TOTAL OTHER ASSETS                                                          $ -             $ -              $ -

TOTAL ASSETS                                                             $ 20,750        $ 20,750         $ 20,750


        LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
 Stockholders Advances (Note #6)                                         $ 15,000        $ 15,000         $ 15,000
 Accounts Payable                                                        $ 73,736        $ 64,836         $ 43,986

TOTAL CURRENT LIABILITIES                                                $ 88,736        $ 79,836         $ 58,986

STOCKHOLDER'S EQUITY
 Common stock, $0.01 par value,
 authorized 50,000,000 shares
 issued and outstanding at
 October 31, 1998-4, 165,705 shares                                                                        $ 41,657
 October 31, 1999-4, 165,705 shares                                                       $ 41,657
 October 31, 2000-4, 165,705 shares                                       $ 41,657

Additional paid-in-capital                                                 128,833         128,833          128,833

Deficit accumulated during
the development stage                                                   $ (238,476)     $ (229,576)       $(208,726)

 TOTAL STOCKHOLDER'S EQUITY                                              $ (67,986)      $ (59,086)       $ (38,236)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                      $ 20,750        $ 20,750         $ 20,750



    The accompanying notes are an integral pat of these financial statements

                          INTERACTIVE MOTORSPORTS, INC.
                     (FORMERLY PRECIOUS METAL MINES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS

                                         Year               Year               Year          Aug. 10, 1987
                                        Ended              Ended              Ended           (inception)
                                       October            October            October          to Oct. 31
                                       31, 2000           31, 1999           31, 1998            2000
INCOME
 Revenue                                        $ -                $ -                $ -           $ 1,500

TOTAL INCOME                                    $ -                $ -                $ -           $ 1,500

EXPENSES
  General and
  Administrative                             $ 8,900           $ 20,850           $ 18,070         $ 146,655
  Financing Costs                                $ -                $ -               $ -           $ 31,201
  Property Costs                                 $ -                $ -               $ -           $ 62,120

  TOTAL EXPENSES                            $  8,900           $ 20,850           $ 18,070         $ 239,976

NET PROFIT LOSS (-)                         $ (8,900)         $ (20,850)         $ (18,070)       $ (237,976)

Net Profit per share
Basic/Diluted                                   $ (0)              $ (0)              $ (0)             $ (0)

AVERAGE NUMBER OF
SHARES OF COMMON STOCK
OUTSTANDING                              $ 4,165,705         $ 4,165,705        $ 4,165,705       $ 2,104,050





    The accompanying notes are an integral pat of these financial statements

                          INTERACTIVE MOTORSPORTS, INC.
                     (FORMERLY PRECIOUS METAL MINES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                        STATEMENT OF STOCKHOLERS' EQUITY

                                                                           Additional
                                     Common Stock                           paid-in          Accumulated
                                        Shares             Amount           capital            Deficit


Balance
October 31, 1997                         $ 4,165,705         $ 41,657         $ 128,833           $ (190,656)

Net loss year ended
October 31, 1998                                                                                   $ (18,070)

Balance
October 31, 1998                         $ 4,165,705         $ 41,657         $ 128,833           $ (208,726)

Net loss year ended
October 31, 2000                                                                                    $ (8,900)

Balance
October 31, 2000                         $ 4,165,705         $ 41,657         $ 128,833           $ (238,476)









    The accompanying notes are an integral pat of these financial statements

                          INTERACTIVE MOTORSPORTS, INC.
                     (FORMERLY PRECIOUS METAL MINES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS

                                                    Year               Year               Year          Aug. 10, 1987
                                                   Ended              Ended              Ended           (inception)
                                                  October            October            October          to Oct. 31
                                                  31, 2000           31, 1999           31, 1998            2000

Cash Flows from
Operating Activities
  Net Loss                                       $ (8,900)         $ (20,850)         $ (18,070)       $ (238,476)
  Adjustment to
  reconcile net loss
  to net cash
  provided by operating
 activities                                           $ -                $ -                $ -               $ -

Changes in assets and
liabilities
 Increase in notes
 receivable                                           $ -                $ -                $ -          $ 20,750
 increase in
Stockholders' Advances                                  $ -                $ -           $ 15,000          $ 15,000
Accounts Payable                                 $ 8,900           $ 20,850            $ 3,070           $ 73,736

Net cash used in
operating activities                                  $ -                $ -                $ -        $ (170,490)

Cash flows from
investing activities                                  $ -                $ -                $ -               $ -

Cash flows from
Financing Activities
 Issuance of common                                  $ -                $ -                 $ -          $ 170,490
 stock

Net increase (decrease)
in cash                                              $ -                $ -                 $ -               $ -

Cash,
beginning of period                                  $ -                $ -                 $ -               $ -

Cash,
end of period                                        $ -                $ -                 $ -               $ -



    The accompanying notes are an integral pat of these financial statements

                          INTERACTIVE MOTORSPORTS, INC.
                      (FORMERLY PRECIOUS METAL MINES, INC.
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS
             October 31, 2000, October 31, 1999, and October 31, 19%


NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

         The Company was organized August 10, 1987, under the laws of the State of Nevada, as Precious Metal Mines, Inc. The Company currently has no operations and, in accordance with SPAS #7, is considered a development stage company- On May 5, 2000, the Company changed its name to Interactive Motorsports , Inc.

         On August 10, 1987, the Company issued 130,000 shares of it's $.0l par value common stock for $ 1,300.

         On August 10, 1987, the Company issued 750,000 shares of it's sun. par value common stock for the Nel Property, a. precious metals mining property. On August 31, 1993, a new company (Nelloro Corporation) was formed to acquire the Nei Property. Nelloro Corporation paid Precious Metal Mines in its common stock which shares were then spun--off to Precious Metal Mines stockholders.

         On September 6, 1993, the Company completed a public of offering. The Company sold 80,800 shares of common stock at a price of $1.25 per share for a total amount raised 0: $101,000.

         On April 4, 1994, the Company reverse split it's common stock 1:3, thus reducing the number of outstanding common stock shares from 960,800 shares to 320,267 shares.

         On May 13, 1994, the Company issued 91,000 shares or it's $.01 par value common stock for services, for no consideration ion.

         On August 7, 1994, the Company forward split its common stock 3:1, thus increasing the number of outstanding common stock shares from 411,267 shares to 1,233,800 shares.

         On August 26, 1994, the State of Nevada approved the Company's restated Articles of Incorporation, which increased its capitalization from 7,500,000 common shares to 50,000,000 common shares- The par value remained unchanged at $.0l.

         On August 12, 1996, the Company issued 431,905 shares of it's $.0l par value common stock for $43,190.

         On December 18, 1996, the Company issued 2,500,0CC shares of it's $-O1 par value common stock for $25,000.

                          INTERACTIVE MOTORSPORTS, INC.
                       (FORMERLY PRECIOUS METAL MINES, INC
                          (A Development Stage Company)


                     NOTES TO FINANCIAL STATEMENTS CONTINUED
               October 31, 2000, October 31, 1999, and October 31,
                                      1993


NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES

         Accounting policies and procedures have not been deter mined except as follows:

         1. The Company uses the accrual method of accounting.

         2. Earnings per share is computed using the weighted average number of shares of common stock outstanding.

         3. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since in inception.

NOTE 3 - GOING CONCERN

         The Company's  financial  statements  are prepared  using the generally
accepted   accounting   principles   applicable  to  a going  concern,   which
contemplates the realization of asse~s and liquidation of liabilities in the norma]. course of business. However, the Company has no current source of revenuet Without realization of additional capital, it would be un likely for the Company to continue as a going concern. It's management's plan to seek additional capital through a merger with an existing operating company.

NOTE 4 - RELATED PARTY TRANSACTION

         The Company neither owns or leases any real or personal property. The officers and directors of the Company are involved in other business activities and. may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts-

NOTE 5 - WARRANTS AND OPTIONS

         There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 6 - STOCKHOLDERS ADVANCES

         While the Company is seeking additional capital through a merger with an existing operating company, an officer of the Company has advanced funds on behalf of the Company to pay for any costs incurred by it. These funds are interest tree.